Form 10-K
period 2021-09-30
BARNWELL INDUSTRIES INC
filed 2021-12-21
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 500, Honolulu, Hawaii	96813-2840
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:  (808) 531-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,903,000.
As of December 10, 2021 there were 9,445,625 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement, to be forwarded to stockholders on or about January 14, 2022, is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
AER	-	Alberta Energy Regulator
ARO	-	Asset retirement obligation
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-	Total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well. In the context of production volumes, gross represents amounts before deduction of the royalty share due others.
InSite	-	InSite Petroleum Consultants Ltd.
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC
KD II	-	KD Acquisition II, LP, formerly known as WB KD Acquisition, II, LLC
KD Development		KD Development, LLC
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort Land Development Partnerships	-	The following partnerships in which Barnwell owns non-controlling interest:
KD Kukio Resorts, LLLP (“KD Kukio Resorts”)
KD Maniniowali, LLLP (“KD Maniniowali”)
KD Kaupulehu, LLLP, which consists of KD I and KD II (“KDK”)
LGX	-	LGX Oil & Gas Ltd.
LLR	-	Licensee Liability Rating
LMR	-	Liability Management Ratio
MBbls	-	thousands of barrels of oil
Mcf	-	one thousand cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf
MMcf	-	one million cubic feet of natural gas
Net	-	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.
NGL(s)	-	natural gas liquid(s)
Octavian Oil	-	Octavian Oil, Ltd.
OPEC	-	Organization of the Petroleum Exporting Countries
OWA		Orphan Well Association
SEC	-	United States Securities and Exchange Commission
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.
WIP		Working Interest Partners

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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2021 represented Barnwell’s 65th year of operations. Barnwell operates in the following three principal business segments:

•Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and in the U.S. state of Oklahoma.

•Land Investment Segment  -  Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment  -  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Barnwell acquires and develops crude oil and natural gas assets in the province of Alberta, Canada via two corporate entities, Barnwell of Canada and Octavian Oil. Barnwell of Canada is a U.S. incorporated company that has been active in Canada for over 50 years, primarily as a non-operator participating in exploration projects operated by others. Octavian Oil is a Canadian company incorporated in 2016 to achieve growth through the acquisition of crude oil reserves and development of those reserves. Additionally, through its wholly-owned subsidiary BOK Drilling, LLC (“BOK”), established in February 2021, Barnwell is indirectly involved in oil and natural gas investments in Oklahoma.

Strategy

Barnwell’s oil and natural gas assets are currently managed as two categories, Twining and non-operated, based on their differing attributes and strategies.

Twining consists of the Company-owned assets in the Twining field that were purchased in 2018. These assets are characterized by being mostly low decline oil wells that the Company operates that we believe have development opportunities. Due to the lower decline rates in the field, Twining requires a lower capital investment to maintain production levels. This lower capital requirement along with the fact that the land is largely held indefinitely, means development drilling can be done when higher commodity prices support it. Since Barnwell’s entry into the Twining property in August 2018, the development methods in the area have evolved to include longer horizontal wells with multi-stage sand fracs. Barnwell invested approximately $2,400,000 and drilled its first well of this type in November 2019, and it is currently producing 90 Bbls of oil and 81 Boe of natural gas and NGL per day and has made cumulative production of 68,000 Boe since initial production. Barnwell continues to work to improve the operational efficiency of the Twining property and, if possible, to expand our land position and level of influence in the Twining area.

The non-operated category consists of the Company's Canadian oil and natural gas assets not in the Twining area, as well as the new U.S. wells in Oklahoma. The Canadian non-operated assets are located throughout Alberta, Canada, and produce shallow gas and conventional oil from a variety of pools. These non-operated Canadian assets have been accumulated over decades of Barnwell activity. Barnwell continues to evaluate opportunities to either divest the legacy Canadian assets, or add to them depending on technical and economic evaluations. The majority of the Canadian assets have been up for sale on and off since January 2019, but COVID-19 and the resulting oil price collapse resulted in no reasonable offers being received. However, in April 2021, the Company re-initiated marketing for the sale of these assets and sold some properties.

In Oklahoma, the Company commenced participation in an eight-well drilling program with non-operated working interests for seven wells varying from 1.2% to 4.2% and a minor overriding royalty interest, 0.07%, in one well. Additional drilling opportunities in the U.S. are being investigated, however no definitive plans have yet been developed.

At September 30, 2021, Barnwell’s Canadian reserves were approximately 64% operated and 56% conventional oil and natural gas liquids and 44% natural gas. Proved oil and natural gas reserves located in the United States were not significant at September 30, 2021, as most of the wells drilled were still undergoing evaluation. At September 30, 2020, Barnwell’s reserves were approximately 48% operated and 57% conventional oil and natural gas liquids and 43% natural gas.

Operations

All acquisitions, operational and developmental activities in the Twining area are the responsibility of the President and Chief Operating Officer of Octavian Oil with approvals for major expenditures secured from Barnwell’s executive management and the Board of Directors.

Our oil and natural gas segment revenues, profitability, and future rate of growth are dependent upon oil and natural gas prices and the Company’s ability to use its current cash, obtain external financing or generate sufficient cash flows to fund the development of our reserves. The industry has experienced a period of low oil and natural gas prices that have negatively impacted our past operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years. Oil and natural gas prices have recovered significantly from the prior year which could improve sources of external finances.

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

In August 2018, Barnwell completed the acquisition of interests in oil and natural gas properties located in the Twining area of Alberta, Canada, from an independent third party. The purchase price per the agreement was $10,362,000, which took into account estimated customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2018 to the closing date. The final determination of the customary adjustments to the purchase price resulted in a $172,000 reduction in the purchase price in the year ended September 30, 2019, bringing the final purchase price to $10,190,000. Barnwell also assumed $3,076,000 in asset retirement obligations associated with the Twining acquisition. This acquisition represented a significant step in Barnwell’s long-term strategy to transform its Canadian operations to having almost exclusively conventional light and medium oil assets. This was a strategic purchase by the Company of what is now its largest oil and natural gas property.

At September 30, 2020, Barnwell reported no proved undeveloped reserves related to Twining as oil prices fell significantly in the second quarter of fiscal 2020 making the drilling of proved undeveloped reserves uneconomic and as a result, the Company suspended its development of proved undeveloped reserves in the Twining area.

The Company currently is planning to drill a new 100% working interest, operated horizontal well in the Twining area in the first half of fiscal 2022. Additionally, the Company is participating in the drilling of 2.0 gross (0.6 net) non-operated horizontal wells in the area over the same period. The results of these wells will help determine the quality and pace of future development.

As stated above, the Company commenced participation in an eight-well drilling program in Oklahoma with non-operated working interests in seven wells varying from 1.2% to 4.2% and a minor overriding royalty interest, 0.07%, in one well. One well began production in late May 2021 and the Company’s share of net production, after royalties, from this well was 1,000 barrels of oil, 4,000 MCF of natural gas and 1,000 barrels of natural gas liquids through September 30, 2021. The remaining wells started production in September 2021.

Preparation of Reserve Estimates

Barnwell’s Canadian reserves are estimated by our independent petroleum reserve engineers, InSite, in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s Canadian reserves in this Form 10-K is derived from the report of InSite. A copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1.

The preparation of data used by the independent petroleum reserve engineers to compile our oil and natural gas reserve estimates was completed in accordance with various internal control procedures which include verification of data input into reserves evaluation software, reconciliations and reviews of data provided to the independent petroleum reserve engineers to ensure completeness, and management review controls, including an independent internal review of the final reserve report for completeness and accuracy.

Barnwell has a Reserves Committee consisting of three independent directors. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

Barnwell of Canada’s President and Chief Operating Officer is a professional engineer with over 25 years of relevant experience in the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2021, for all properties located in Canada in which Barnwell has an interest. Proved oil and natural gas reserves located in the United States are not yet significant and are therefore not included in the table below. All of our oil and natural gas reserves are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2020.

	As of September 30, 2021
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil, including natural gas liquids (Bbls)	636,000	4,000	640,000
Natural gas (Mcf)	2,913,000	—	2,913,000
Total (Boe)	1,138,000	4,000	1,142,000

During fiscal 2021, Barnwell’s total net proved developed reserves of oil and natural gas liquids increased by 106,000 Bbls (20%) and total net proved developed reserves of natural gas increased by 603,000 Mcf (26%), for a combined increase of 210,000 Boe (23%). The increase in natural gas reserves were primarily the result of higher oil and gas prices resulting in positive revisions in the current year period.

The following table sets forth Barnwell’s Canadian oil and natural gas net reserves at September 30, 2021, by property name, based on information prepared by InSite, as well as net production and net revenues by property name for the year ended September 30, 2021. The reserve data in this table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2021, the date of the projection.

	As of September 30, 2021				For the year ended September 30, 2021
	Net Proved Producing Reserves		Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL	Gas
Bonanza/Balsam	22	12	30	28	6	5	$276,000	$9,000
Hillsdown	—	—	—	—	2	18	76,000	44,000
Kaybob	36	122	36	122	5	19	233,000	54,000
Medicine River	61	510	61	510	7	21	236,000	56,000
Spirit River	—	—	—	—	8	44	345,000	107,000
Thornbury	—	471	—	471	—	72	—	155,000
Twining	408	1,516	461	1,719	118	456	5,931,000	1,289,000
Wood River	52	60	52	60	22	18	1,116,000	59,000
Other properties	—	2	—	3	1	37	64,000	86,000
Canada Total	579	2,693	640	2,913	169	690	$8,277,000	$1,859,000

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

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2021. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses. Proved oil, natural gas and natural gas liquids reserves located in the United States are not significant and are therefore not included in the table below.

Year ending September 30,
2022	$2,440,000
2023	1,795,000
2024	859,000
Thereafter	(10,047,000)
Undiscounted future net cash flows, after income taxes	$(4,953,000)

Standardized measure of discounted future net cash flows	$2,645,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $2.23 per Mcf and an oil price of $49.73 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s reserve reports.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. Barnwell’s net production in fiscal 2021 was derived primarily in Alberta, Canada and to a lesser extent in Oklahoma. All of Barnwell's net production in fiscal 2020 and 2019 was derived in Alberta, Canada. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2021	2020	2019
Annual net production:
Natural gas (Mcf)	694,000	649,000	628,000
Oil (Bbls)	147,000	153,000	123,000
Natural gas liquids (Bbls)	24,000	21,000	18,000
Total (Boe)	291,000	286,000	250,000
Total (Mcfe)	1,685,000	1,658,000	1,446,000
Annual average sales price per unit of production:
Mcf of natural gas*	$2.62	$1.64	$1.15
Bbl of oil**	$51.74	$33.85	$41.84
Bbl of natural gas liquids**	$31.92	$17.16	$25.84
Annual average production cost per Boe produced***	$22.40	$16.79	$20.64
Annual average production cost per Mcfe produced***	$3.86	$2.89	$3.56
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

Capital Expenditures and Acquisitions

Barnwell invested $2,217,000 in oil and natural gas properties during fiscal 2021, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were mostly for the acquisition of additional working interests in several wells and equipment in the Twining area and the drilling of wells in Oklahoma that began in the third quarter of fiscal 2021.

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

Well Drilling Activities

The Company participated in the drilling of seven gross (0.20 net) non-operated wells in Oklahoma during the year ended September 30, 2021. Capital expenditures incurred by the Company for these Oklahoma wells totaled $1,178,000 for the year ended September 30, 2021. One gross (0.04 net) well was completed, the well began flowback production in late May 2021 and the Company’s share of net production, after royalties, from this well was 1,000 barrels of oil, 4,000 MCF of natural gas and 1,000 barrels of natural gas liquids through September 30, 2021. The remaining six gross (0.16 net) wells were all producing in October 2021.

The Company did not drill or participate in the drilling of wells in Canada during the year ended September 30, 2021. Drilling opportunities in the Company's core Twining area are being investigated for potential investment in the forthcoming months.

In fiscal 2020, Barnwell drilled one gross (1.0 net) horizontal development well in the Twining area. This well was successful and started producing in January 2020 and was temporarily shut-in from mid-April 2020 to mid-May 2020 due to decreased oil prices. This well contributed approximately 15,900 barrels of net oil production from January through September 2020, representing 10% total net oil production for fiscal 2020. In fiscal 2021, this well contributed approximately 34,200 barrels of net oil production, representing 23% total net oil production.

Producing Wells

As of September 30, 2021, Barnwell had interests in 139 gross (49.7 net) producing wells in Alberta, Canada, of which 82 gross (42.0 net) were oil wells and 57 gross (7.7 net) were natural gas wells.

As of September 30, 2021, Barnwell had interests in seven gross (0.20 net) producing oil wells in Oklahoma.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases in Canada which Barnwell held as of September 30, 2021. Proved oil and natural gas reserves located in the United States are not significant and are therefore not included in the table below.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	156,980	32,400	36,230	8,730	193,210	41,130
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Eighty-five percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2021. Fifteen percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and expire over the next five fiscal years, if not developed, as follows: 6% expire during fiscal 2022; 7% expire during fiscal 2023; no expirations during fiscal 2024 and fiscal 2025; and 2% expire during fiscal 2026. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Much of the undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices. Barnwell’s undeveloped acreage includes a significant concentration in the Twining area (2,164 net acres).

Marketing of Oil and Natural Gas

Barnwell sells its oil, natural gas, and natural gas liquids production, including under short-term contracts between itself and two main oil marketers, one natural gas purchaser, and one natural gas liquids marketer. The prices received are freely negotiated between buyers and sellers and are determined from transparent posted prices adjusted for quality and transportation differentials. In fiscal 2021, over 80% of

Barnwell’s oil and natural gas revenues were from products sold at spot prices. Barnwell does not use derivative instruments to manage price risk.

In fiscal 2021 and 2020, Barnwell took most of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenues.

Governmental Regulation

The jurisdictions in which the oil and natural gas properties of Barnwell are located have regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production, environmental protection, and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province. The province of Alberta and the Government of Canada also monitor the volume of natural gas that may be removed from the province and the conditions of removal; currently all our natural gas is sold within Alberta.

All of Barnwell’s Canadian gross revenues were derived from properties located within Alberta, which charges oil and natural gas producers a royalty for production within the province. Provincial royalties are calculated as a percentage of revenue and vary depending on production volumes, selling prices and the date of discovery. Barnwell also pays gross overriding royalties and leasehold royalties on a portion of its oil and natural gas sales to parties other than the province of Alberta.

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

In fiscal 2021 and 2020, 45% and 44%, respectively, of royalties related to Alberta government charges, and 55% and 56%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the Alberta royalty framework.

In fiscal 2021, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 8%, and the weighted-average royalty rate paid on oil was 12%.

Barnwell's oil and natural gas segment is currently subject to the provisions of the AER’s LLR program. Under the LLR program the AER calculates a LMR for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2021, the Company had sufficient deemed asset value that no security deposit was due. The current liability framework is under revision by the AER. A percentage-based retirement framework is expected to be introduced, but further details are unknown at this time.

In September 2019, the AER issued an abandonment/closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX, an operating company that went into receivership in 2016. The estimated asset retirement obligation for the Company's interest in the wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets. Many 100% LGX-owned wells are to be reclaimed by the OWA. However, as next largest interest holder in 82 wells and 7 facilities formerly operated by LGX, averaging 11%, the Company is required to take care and custody of those properties and to coordinate their closure.

In November 2019, in response to the AER order, the Company submitted its proposed plan to abandon the Manyberries wells and facilities in an orderly fashion over a ten-year period. This area has unique access issues as a result of an Emergency Protection Order to protect the Sage Grouse under the Canadian Government’s Species at Risk Act. Access is limited to a window of mid-September to the end of November each year. The plan that the Company submitted began in October 2019 with field inspections, securing wells, and equipment inventory and the plan included further field activity beginning in the fall of 2020, our fiscal 2021 first quarter, which has been initiated and initially involves removal and salvage of the surface equipment; these costs are estimated to be minimal due in part to the salvage value of the equipment. Beyond fiscal 2021, the Company proposed and intends to perform seven to ten well abandonments per year over an estimated ten-year period as well as abandon the facilities in that time period.

Recently, the OWA created a WIP program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell, would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and will need to pay the remaining balance of $637,000 by August 2022. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the current year. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work.

Over the past five years, the Company has worked to reduce its abandonment and reclamation obligations associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Sixteen Barnwell operated sites have been certified as fully reclaimed or exempt since 2016. To aid in this regard, and as a stimulus response to the COVID-19 pandemic, the Canadian Federal Government created and funded the Alberta-administered Site Rehabilitation Program (“SRP”) in spring 2020. The SRP has been designed to reduce oil and gas industry liabilities by funding vendors who perform closure work. In partnership with its vendors, Barnwell-operated sites have received $303,000 in net funding to date, to be directed to ARO reduction activities. Barnwell has further benefited from grants allocated to its non-operated property partners amounting to $114,000.

The Company began participating in non-operated oil and natural gas investments in Oklahoma in fiscal 2021, however such operations were not significant as they were only in the initial stages of development and production.

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

Increment I is an area of 80 single-family lots, 71 of which were sold from 2006 to 2021 and of which nine lots remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II. The remaining 420 developable acres at Increment II are entitled for up to 350 homesites. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2021, eight single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2021 to $237,038,000.

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

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55%

ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

In fiscal 2021, the Kukio Resort Land Development Partnerships sold eight lots in Increment I and as a result of the lot sales, made cash distributions to its partners of which Barnwell received $6,011,000, after distributing $683,000 to minority interests. Of the $6,011,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM and was recorded as an additional equity pickup in the “Equity in income of affiliates” line item on the accompanying Consolidated Statement of Operations during the year ended September 30, 2021. See Note 4 for further discussion on the preferred return from KKM.

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

Contract Drilling Segment

Overview

Barnwell’s wholly-owned subsidiary, Water Resources, drills water and water monitoring wells of varying depths in Hawaii, installs and repairs water pumping systems, and is the distributor for Trillium Flow Technologies, previously known as Floway, pumps and equipment in the state of Hawaii.

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

In fiscal 2021, Water Resources started one well drilling and five pump installation and repair contracts and completed six pump and repair contracts. No well drilling contracts were completed in fiscal 2021. Of the six completed pump and repair contracts, one was started in fiscal 2019, two were started in fiscal 2020 and three were started in the current year. Fifty-six percent of well drilling and pump installation and repair jobs, representing 48% of total contract drilling revenues in fiscal 2021, have been pursuant to government contracts.

At September 30, 2021, there was a backlog of six well drilling and ten pump installation and repair contracts, of which five well drilling and nine pump installation and repair contracts were in progress as of September 30, 2021.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2021 and 2020 was as follows:

	December 1,
	2021	2020
Well drilling	$8,000,000	$4,700,000
Pump installation and repair	1,500,000	2,500,000
	$9,500,000	$7,200,000

Of the contracts in backlog at December 1, 2021, $5,900,000 is expected to be recognized in fiscal 2022, $2,436,000 pertains to a government contract that expires in 2022 and may not be extended, with the remainder to be recognized in the following fiscal year.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2021 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 12 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2021, Barnwell employed 36 individuals; 35 on a full time basis and 1 on a part time basis.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the highly transmissible Delta variant and the newly-discovered Omicron variant (currently a “variant of concern”), spreading throughout the U.S. and globally and causing significant uncertainty. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.

The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has recovered from the lows of March through May of the prior year, uncertainty regarding future oil prices has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and 2021 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews and ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of the Delta or Omicron variant or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta or Omicron variant or such other variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

Accordingly, the Company continues to be subject to the normal continued listing criteria of the NYSE American. However, if the company, within 12 months of July 14, 2021, is again determined to be below any of the continued listing standards, the NYSE American staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate the Company's method of financial recovery from the first incident. It will then take appropriate action, which, depending upon the circumstances, may include truncating the procedures described above or immediately initiating delisting proceedings. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in public offerings and/or sales which are undertaken at or above the greater of the book value and/or market value of the issuer’s common stock on the date the transaction is agreed to be completed), to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. A related effect of such issuances may enhance existing large stockholders’ influence on the Company, including that of Alexander Kinzler, our Chief Executive Officer.

A small number of stockholders, including our CEO, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2021, the CEO, who is a member of the Board of Directors, and two other stockholders hold approximately 39% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who are also members of the Board of Directors could significantly affect our business, policies and affairs.

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

Liquidity problems encountered by our working interest partners or the third party operators of our non-operated properties may also result in significant financial losses as the other working interest partners or third party operators may be unwilling or unable to pay their share of the costs of projects as they become due. In the event a third party operator of a non-operated property becomes insolvent, it may result in increased operating expenses and cash required for abandonment liabilities if the Company is required to take over operatorship. Barnwell holds an 11% working interest, the largest working interest other than that held by the operator, in a property with approximately 82 wells and 7 facilities where the operator is in receivership.

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

Barnwell's oil and natural gas segment is subject to the provisions of the AER’s LLR program. Under the LLR program the AER calculates a LMR for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2021, the Company had sufficient deemed asset value that no security deposit was due. However, decreases in prices and production and related netbacks from relevant properties could result in a decline in the Company's deemed asset value to a point where a deposit could be due in the future. The current liability framework is under revision by the AER. A percentage-based retirement framework is expected to be introduced, but further details are unknown at this time.

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

    SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement may limit our ability to book PUDs as we pursue our drilling program.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 57% in fiscal 2021.

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
•undisclosed, contingent or other liabilities or problems, unanticipated costs, and an inability to recover or manage such liabilities and costs and which could delay or prevent development of the real estate held by the land development partnerships; and
•certain underlying partnership data is not accessible to us, therefore we depend on the general partner to provide us with reliable accounting information.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 48% in fiscal 2021. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

Corporate Offices

Barnwell's corporate headquarters is located in Honolulu, Hawaii, in a commercial office building under a lease that expires in February 2024.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2019	$1.11	$0.30	December 31, 2020	$1.99	$0.76
March 31, 2020	$2.68	$0.30	March 31, 2021	$6.99	$1.25
June 30, 2020	$2.10	$0.44	June 30, 2021	$4.34	$2.02
September 30, 2020	$1.64	$0.66	September 30, 2021	$3.59	$2.00

Holders

As of December 10, 2021, there were 9,445,625 shares of common stock, par value $0.50, outstanding. As of December 10, 2021, there were approximately 80 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during fiscal years 2021 or 2020. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures and any other investments.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2021 and 2020, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity (Deficit), and Cash Flows for the years ended September 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Current Outlook

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the highly transmissible Delta variant and the newly-discovered Omicron variant (currently a “variant of concern”), spreading throughout the U.S. and globally and causing significant uncertainty. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.
The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has recovered from the lows of March through May of the prior year, uncertainty regarding future oil prices has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and 2021 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews and ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of the Delta or Omicron variant or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta or Omicron variant or such other variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

In fiscal 2020, the Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale and on September 30, 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs.

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. The sale of shares under the ATM began in May 2021 and as of September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,784,000 after commissions and fees of $123,000.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. On July 8 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. From Barnwell's net proceeds, $526,000 was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. During fiscal 2020 and 2021, continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern. However, due to the $3,784,000 of net proceeds raised by the ATM through September 30, 2021, the proceeds received from the sale of the Company's corporate office and its interests in certain natural gas and oil properties in the Spirit River area, as well as the $7,156,000 of net cash inflows in the year ended September 30, 2021 from land segment percentage of sales proceeds and distributions from the Kukio Resort Land Development Partnerships, substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report has been overcome.

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

Oil and Natural Gas Properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties under which we are required to conduct quarterly calculations of a “ceiling,” or limitation, on the carrying value of oil and natural gas properties . The ceiling limitation is the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending as of the balance sheet date held constant over the life of the reserves, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations with the exception of those associated with proved undeveloped reserves from wells that are to be drilled in the future; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed.

All items classified as unevaluated and unproved properties are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged

36% of the previous year’s estimate, due in large part to the impacts of volatile oil and natural gas prices which change the economic viability of producing such reserves and changes in estimated proved undeveloped reserves which can fluctuate from year to year depending upon the Company's plans and ability to fund the capital expenditures necessary to develop such reserves. There can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.

If reported reserve volumes were revised downward by 5% at the end of fiscal 2021, the ceiling limitation would have decreased approximately $398,000 before income taxes, which would not have resulted in an increase in the ceiling impairment before income taxes due to sufficient room between the ceiling and the carrying value of oil and natural gas properties at the end of fiscal 2021 of approximately $5,716,000.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2021, depletion for fiscal 2021 would have increased by approximately $26,000.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties in Canada where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiary BOK, Barnwell is indirectly involved in several non-operated oil and natural gas investments in Oklahoma.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Inventory of unsold lots at Increment I were nine single-family lots at September 30, 2021.

•The right to receive 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK's cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interest in KD II or KDK through its interest in Kaupulehu Developments. Barnwell also has rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell's existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is now also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell. Two developed single-family lots were sold in Increment II in prior years and the remaining 420 developable acres at Increment II are entitled for up to 350 homesites. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, KD Maniniowali and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Business Environment

Our operations are located in Canada and in the states of Hawaii and Oklahoma. Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $51.74 per barrel during the year ended September 30, 2021, an increase of 53% from $33.85 per barrel realized during the prior year. While oil prices have recovered from the significant lows of March and May of the prior year, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

Barnwell realized an average price for natural gas of $2.62 per Mcf during the year ended September 30, 2021, an increase of 60% from $1.64 per Mcf realized during the prior year.

Land Investment Segment

Future land investment payments and any future cash distributions from our investment in the Kukio Resort Land Development Partnerships are dependent upon the sale of the remaining nine residential lots within Increment I by KD I and potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort Land Development Partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Barnwell estimates that it will be partially reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in 2022 and beyond. However, there can be no assurance that the amount of future land investment segment proceeds will provide the liquidity required.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. Management currently estimates that well drilling activity for fiscal 2022 will be significantly lower than fiscal 2021 based upon the number and value of contracts in backlog.

Results of Operations

Summary

Net earnings attributable to Barnwell for fiscal 2021 totaled $6,253,000, an $11,009,000 increase in operating results from a net loss of $4,756,000 in fiscal 2020. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•A $6,653,000 improvement in oil and natural gas segment operating results, before income taxes, primarily attributable to a decrease in the ceiling test impairment which was $4,326,000 in the prior year period, compared to a ceiling test impairment of $630,000 in the current year period. Also contributing to the increase was a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year;

•A $5,441,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Land Development Partnerships;

•A $1,463,000 increase in land investment segment operating results, before non-controlling interests’ share of such profits, due to the sale of eight lots in the current period, whereas there were only two lot sales in the same period in the prior year;

•A $2,341,000 gain recognized in the current year period from the termination of the Company’s Post-retirement Medical plan and $1,982,000 in gains from the sales of assets in the current year period;

•A $3,214,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased activity attributable to a significant well drilling contract as this contract was essentially completed as of December 31, 2020;

•A $1,268,000 increase in general and administrative expenses primarily due to increases in share-based compensation expense, bonuses and director fees, and costs related to the cooperation and support agreement with the MRMP Stockholders in the current year period as compared to the same period in the prior year, partially offset by a reduction in legal fees in the current year period as compared to the same period in the prior year; and

•A $1,336,000 gain recognized in the prior year period from the sale of the Company’s leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, whereas there was no such gain in the current period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% in fiscal 2021, as compared to fiscal 2020, and the exchange rate of the Canadian dollar to the U.S. dollar increased 5% at September 30, 2021, as compared to September 30, 2020. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar liabilities are greater than its Canadian dollar assets; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive loss or income, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2021 was $283,000, a $137,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $146,000 in fiscal 2020. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2021 and 2020 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2021 as compared to fiscal 2020. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2021	2020	$	%
Natural gas (Mcf)*	$2.62	$1.64	$0.98	60%
Oil (Bbls)	$51.74	$33.85	$17.89	53%
Liquids (Bbls)	$31.92	$17.16	$14.76	86%

	Annual Net Production
			Increase (Decrease)
	2021	2020	Units	%
Natural gas (Mcf)	694,000	649,000	45,000	7%
Oil (Bbls)	147,000	153,000	(6,000)	(4)%
Liquids (Bbls)	24,000	21,000	3,000	14%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $2,423,000 operating profit in fiscal 2021 before general and administrative expenses, an increase in operating results of $6,653,000 as compared to $4,230,000 of operating loss in fiscal 2020. There was a $630,000 ceiling test impairment included in the operating profit in the current year as compared to a $4,326,000 ceiling test impairment in the prior year.

Oil and natural gas revenues increased $3,561,000 (53%) from $6,693,000 in fiscal 2020 to $10,254,000 in fiscal 2021, primarily due to significant increases in oil, natural gas and natural gas liquids prices as compared to the same periods in the prior as prior year's commodity prices were impacted by the COVID-19 pandemic.

Oil and natural gas operating expenses increased $1,706,000 (35%) from $4,850,000 in fiscal 2020 to $6,556,000 in fiscal 2021, primarily due to equalization of operating costs related to processing facilities and workovers in the current year period and to a lesser degree due to carbon taxes, whereas there were no such costs in the prior year period, as well as due to lower operating costs in the prior year period due to the aforementioned low commodity prices.

    Oil and natural gas segment depletion decreased $1,102,000 from $1,747,000 in fiscal 2020 to $645,000 in fiscal 2021, primarily due to a decrease in the depletion rate for the current year period, as compared to the same period in prior year, due primarily to impairment write-downs in the prior year.

Net oil production during the fiscal year ended September 30, 2021 decreased 4% due largely to a natural decline in oil production from the Spirit River area as compared to the prior year period. In addition, the Company sold its oil and natural gas properties in the Spirit River area in July 2021. The decrease was partially offset by an increase in production from the Twining area due largely to the acquisition of additional wells in the area. Net natural gas and natural gas liquids production increased 7% and 14%, respectively, as compared to the same period of the prior year, also due largely to the acquisition of additional wells in the Twining area, partially offset by a decrease in production due to the sale of oil and natural gas properties in the Hillsdown area in April 2021.

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

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Year ended September 30,
	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,738,000	$325,000
Fees - included in general and administrative expenses	(212,000)	(40,000)
Sale of interest in leasehold land, net of fees paid	$1,526,000	$285,000

During the year ended September 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD I from the sale of eight single-family lots within Phase II of Increment I. During the year ended September 30, 2020, Barnwell received $325,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I.

Subsequent to the close of the year ended September 30, 2021, Kaupulehu Developments received percentage of sales payments totaling $600,000 from the sale of three lots within Phase II of Increment I. Financial results from the receipt of these payment will be reflected in Barnwell's quarter ending December 31, 2021. Accordingly, with the inclusion of the lot sales subsequent to September 30, 2021, six single-family lots of the 80 lots developed within Increment I remained to be sold as of the date of this report. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $5,185,000 (47%) to $5,809,000 in fiscal 2021, as compared to $10,994,000 in fiscal 2020, and contract drilling costs decreased $1,958,000 (26%) to $5,555,000 in fiscal 2021, as compared to $7,513,000 in fiscal 2020. The contract drilling segment generated an $89,000 operating loss before general and administrative expenses during fiscal 2021, a decrease in operating results of $3,214,000 as compared to an operating profit before general and administrative expenses of $3,125,000 in fiscal 2020. The decrease in operating results was primarily due to a significant well drilling contract in the prior year period. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the prior year period with crews working extended hours. However, activity related to this contract was essentially completed in the quarter ended December 31, 2020 and thus contract drilling revenues and costs have decreased in the current year period as compared to the same period of the prior year.

At September 30, 2021, there was a backlog of six well drilling and ten pump installation and repair contracts, of which five well drilling and nine pump installation and repair contracts were in progress as of September 30, 2021. The backlog of contract drilling revenues as of December 1, 2021 was approximately $9,500,000, of which $5,900,000 is expected to be realized in fiscal 2022 with the remainder to be recognized in the following fiscal year. Based on these contracts in backlog, contract drilling segment operating profit is estimated to be higher in fiscal 2022 as compared to fiscal 2021.

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

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of September 30, 2021 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and no subsequent revision to the accrual has been recorded as of September 30, 2021.

There has been a significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and 2021 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crew and ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog for any reason would result in a material adverse impact to the Company’s financial condition and outlook.

General and administrative expenses

General and administrative expenses increased $1,268,000 (22%) to $7,088,000 in fiscal 2021, as compared to $5,820,000 in fiscal 2020. The increase was primarily due to increases in share-based compensation expense, bonuses and director fees, and costs related to the cooperation and support agreement with the MRMP Stockholders as discussed below, in the current year period as compared to the same period in the prior year. The increase was partially offset by a reduction in fees related to legal services, proxy solicitation, proxy advisory, and public relation costs in the current year period as compared to the same period in the prior year.

In January 2021, the Company entered into a cooperation and support agreement with MRMP-Managers LLC, Ned L. Sherwood Revocable Trust, Ned L. Sherwood and Bradley M. Tirpak (collectively, the “MRMP Stockholders”), with respect to the potential proxy contest pertaining to the election of directors to our Board of Directors. Pursuant to the terms of the agreement, among other things, the Company and the MRMP Stockholders agreed on certain nominations and voting with respect to the directors nominated to stand for reelection to the Board of Directors at the 2021 annual meeting of stockholders, which was held on April 20, 2021. The Company agreed to reimburse the MRMP Stockholders for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) of up to a maximum of $300,000 in connection with the MRMP Stockholders’ election contest at the Company’s 2020 annual meeting of stockholders and the negotiation of this agreement and accordingly, incurred approximately $296,000 in expenses related to this agreement in the year ended September 30, 2021.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $1,184,000 (55%) in fiscal 2021 as compared to fiscal 2020 primarily due to a decrease in the oil and natural gas depletion rates as a result of ceiling test impairment write-downs in the prior year as discussed in the “Oil and natural gas” section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $630,000 during the year ended September 30, 2021. There was a $4,326,000 ceiling test impairment during the year ended September 30, 2020.

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

In September 2021, the Company designated a contract drilling segment drilling rig and related ancillary equipment, with an aggregate net carrying value of $725,000, as assets held for sale and recorded an impairment of $38,000 to reduce the value of these assets to its fair value, less estimated selling costs. The fair value of these assets in the aggregate amount of $687,000 is recorded as “Assets held for sale” on the Company's Consolidated Balance Sheet at September 30, 2021.

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

Gain on termination of Post-Retirement Medical plan

    In June 2021, the Company terminated its Post-retirement Medical plan, which covered officers of the Company who had attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents, effective June 4, 2021. Pursuant to the Post-retirement Medical plan document, the Company, as the sponsor of the Post-retirement Medical plan, had the right to terminate the plan within sixty days’ notice to each participant and the plan may be terminated by the resolution of the Board of the Directors of the Company. Further, under the terms of the plan document, the participants in the Post-retirement Medical plan were not entitled to any unpaid vested benefits thereunder upon plan termination. The Post-retirement Medical plan was an unfunded plan and the Company funded benefits when payments were made. As a result of the plan termination, the Company recognized a non-cash gain of $2,341,000 during the year ended September 30, 2021.

Gain on sale of assets

On July 8, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. From Barnwell's net proceeds, $526,000 was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale.

The difference in the relationship between capitalized costs and proved reserves of the Spirit River properties sold as compared to the properties retained by Barnwell was significant as there was a 93% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Spirit River of $818,000 in the year ended September 30, 2021 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $77,000 assumed by the purchaser.

On September 30, 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs, resulting in a gain of $1,164,000, which was recognized in the year ended September 30, 2021.

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

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $5,793,000 in fiscal 2021, as compared to allocated income of $352,000 in fiscal 2020. The increase in the allocated partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of eight lots during the current year, whereas there were two lot sales in the prior year. In addition, there was a significant increase in real estate resale activity in the current year period for which the Kukio Resort Land Development Partnerships' real estate sales office earns commissions revenue, as well as an increase in the Kukio Resort Land Development Partnerships' revenues related to an increase in club memberships sold.

The increase is also attributed to distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance of $654,000 which was recorded as income during the year ended September 30, 2021 and $459,000 in preferred return payments received from KKM in the year ended September 30, 2021.

During the year ended September 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and reduced its Kukio Resort Land Development Partnership investment balance to zero as of September 30, 2021. In addition, the Company recorded the distributions received in excess of our investment balance of $654,000 as equity in income of affiliates during the year ended September 30, 2021. The Company records the distributions in excess of our investment in the Kukio Resort Land Development Partnerships as income because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income of affiliates" line item on the accompanying Consolidated Statement of Operations for the year ended September 30, 2021. The preferred return payments received in the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of September 30, 2021.

During the year ended September 30, 2021, Barnwell received net cash distributions in the amount of $6,011,000 from the Kukio Resort Land Development Partnerships after distributing $683,000 to non-controlling interests. Of the $6,011,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $459,000 represented a partial payment of the preferred return from KKM, as discussed above.

During the year ended September 30, 2020, Barnwell received net cash distributions in the amount of $360,000 from the Kukio Resort Land Development Partnerships after distributing $20,000 to non-controlling interests. Of the $360,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $197,000 represented a partial payment of the preferred return from KKM.

Subsequent to the close of the year ended September 30, 2021, Kaupulehu Developments received percentage of sales payments totaling $600,000 from the sale of three lots within Phase II of Increment I. Financial results from the receipt of these payment will be reflected in Barnwell's quarter ending December 31, 2021. Accordingly, with the inclusion of the lot sales subsequent to September 30, 2021, six single-family lots of the 80 lots developed within Increment I remained to be sold as of the date of this report. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Income taxes

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2021	2020
United States	$5,436,000	$1,518,000
Canada	1,149,000	(6,271,000)
	$6,585,000	$(4,753,000)

Barnwell’s effective consolidated income tax rate for fiscal 2021, after adjusting earnings (loss) before income taxes for non-controlling interests, was 5% as compared to nil for fiscal 2020.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma, and therefore, receives no benefit from consolidated or unitary losses.
On June 28, 2019, the Government of Alberta reduced its corporate income tax rate from 12% to 11%, effective July 1, 2019, with further reductions in the rate by 1% on January 1 of every year until it reaches 8% on January 1, 2022. On June 29, 2020, the Government of Alberta introduced Alberta’s Recovery Plan which will, among other things, reduce Alberta’s general corporate income tax rate to 8% (from 10%) effective July 1, 2020. This reduction was enacted in the quarter ended December 31, 2020. Canadian deferred tax assets and liabilities have been measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. Alberta rate changes have no significant impact to earnings/loss as a result of a full valuation allowance being applied to Canadian deferred tax assets.
Net earnings attributable to non-controlling interests
Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $950,000 in fiscal 2021, as compared to net earnings attributable to non-controlling interests of $79,000 in fiscal 2020. The $871,000 (1,103%) increase is primarily due to increases in the amount of Kukio Resort Land Development Partnerships' income and percentage of sales proceeds received in the current year period as compared to the same period in the prior year.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, land investment segment proceeds, and starting in fiscal 2021, funds generated by the ATM program. At September 30, 2021, Barnwell had $12,134,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $831,000 for fiscal 2021, as compared to cash flows provided by operating activities of $750,000 for the same period in fiscal 2020. This $81,000 change in operating cash flows was primarily due to a significant increase in distributions of income from the Kukio Resort Land Development Partnerships in the current year period, as compared to the prior year, and higher operating results, before non-cash impairment expenses, for the oil and natural gas segment, which was partially offset by significantly lower operating results for the contract drilling segment in the current year period as compared to the prior year period. The change was also due to fluctuations in working capital, primarily attributed to fluctuations in other current assets and accounts payable in the current period as compared to the prior year period.

Net cash provided by investing activities totaled $3,686,000 for fiscal 2021, as compared to net cash used in investing activities of $833,000 for fiscal 2020. The $4,519,000 increase in investing cash flows was primarily due to a decrease of $1,193,000 in cash paid for oil and natural gas capital expenditures, a $1,241,000 increase in percentage of sales proceeds received, net of fees, an increase of $1,344,000 received in distributions from equity investees in excess of earnings, and a net increase of $764,000 in proceeds from the sale of assets related to the sale of the Company's Honolulu corporate office in the current year period and the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii in the prior year period.

Cash flows provided by financing activities totaled $2,192,000 for fiscal 2021, as compared to cash flows provided by financing activities of $60,000 for fiscal 2020. The $2,132,000 change in financing cash flows was primarily attributed to $3,179,000 in proceeds from issuance of stock, net of costs, related to the Company's ATM offering in the current year period as compared to none in the prior year period, which was partially offset by an increase of $947,000 in distributions to non-controlling interests in the current year period.

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) that was signed into law in March 2020. The note was to mature two years after the date of the loan disbursement with interest at a fixed annual rate of 1.00%, and with the principal and interest payments deferred until ten months after the last day of the covered period. In April 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $149,000 during the year ended September 30, 2021.

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

At The Market Offering

On March 16, 2021, the Company entered into a Sales Agreement with A.G.P./Alliance Global Partners (“A.G.P,”), with respect to the ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.50 per share, having an aggregate sales price of up to $25 million (subject to certain limitations at any time our public float remains under $75 million), through or to A.G.P as the Company’s sales agent or as principal. Sales of our common stock under the ATM, if any, will be made by any methods deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the NYSE American, on any other existing trading market for our Common Stock, or to or through a market maker. Shares of common stock sold under the ATM are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-254365), filed with the Securities and Exchange Commission on March 16, 2021, and declared effective on March 26, 2021 (the "Registration Statement”), and the prospectus dated March 26, 2021, included in the Registration Statement.

The sale of shares under the ATM began in May 2021 and as of September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,784,000 after commissions and fees of $123,000.

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

In fiscal 2020, the Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale and on September 30, 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs.

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. The sale of shares under the ATM began in May 2021 and as of September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,784,000 after commissions and fees of $123,000.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. On July 8 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. From Barnwell's net proceeds, $526,000 was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. During fiscal 2020 and 2021, continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern. However, due to the $3,784,000 of net proceeds raised by the ATM through September 30, 2021, the proceeds received from the sale of the Company's corporate office and its interests in certain natural gas and oil properties in the Spirit River area, as well as the $7,156,000 of net cash inflows in the year ended September 30, 2021 from land segment percentage of sales proceeds and distributions from the Kukio Resort Land Development Partnerships, substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report has been overcome.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $934,000 from $3,151,000 in fiscal 2020 to $2,217,000 in fiscal 2021.

The Company participated in the drilling of seven gross (0.20 net) non-operated wells in Oklahoma during the year ended September 30, 2021. Capital expenditures incurred by the Company for these Oklahoma wells totaled $1,178,000 for the year ended September 30, 2021. One gross (0.04 net) well was completed and the well began flowback production in late May 2021 and the Company’s share of net production, after royalties, from this well was 1,000 barrels of oil, 4,000 MCF of natural gas and 1,000 barrels of natural gas liquids through September 30, 2021. The remaining six gross (0.16 net) wells were all producing in October 2021.

The Company did not drill or participate in the drilling of wells in Canada during the year ended September 30, 2021. Drilling opportunities in the Company's core Twining area are being investigated for potential investment in the forthcoming months.

Oil and Natural Gas Property Acquisitions and Dispositions

Dispositions

In April 2021, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Hillsdown area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $132,000 in order to, among other things, reflect an economic effective date of October 1, 2020. $72,000 of the sales proceeds was withheld by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. On July 8, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. From Barnwell's net proceeds, $526,000 was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale.

The difference in the relationship between capitalized costs and proved reserves of the Spirit River properties sold as compared to the properties retained by Barnwell was significant as there was a 93% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Spirit River of $818,000 in the year ended September 30, 2021 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $77,000 assumed by the purchaser.

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

Acquisitions

    In April 2021, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for cash consideration of $348,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment.

There were no significant amounts paid for oil and natural gas property acquisitions during the year ended September 30, 2020.

Asset Retirement Obligation

In September 2019, the AER issued an abandonment/closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX, an operating company that went into receivership in 2016. The estimated asset retirement obligation for the Company's interest in the wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets. Many 100% LGX-owned wells are to be reclaimed by the OWA. However, as next largest interest holder in 82 of the wells and 7 facilities formerly operated by LGX, averaging 11%, the Company is required to take care and custody of those properties and to coordinate their closure. This area has unique access issues as a result of an Emergency Protection Order to protect the Sage Grouse under the Canadian Government’s Species at Risk Act. Access is limited to a window of mid-September to the end of November each year.

Recently, the OWA created a WIP program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell, would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and will need to pay the remaining balance of $637,000 by August 2022. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the current year. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Contingencies

For a detailed discussion of contingencies, see Note 18 in the “Notes to Consolidated Financial Statements” in Item 8 of this report.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Stockholders and Board of Directors of
Barnwell Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Proved Reserves Impacting the Recognition and Valuation of Depletion Expense and Impairment and Oil and Gas Properties

Critical Audit Matter Description
As described in Note 1 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense and measure its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate the volume and future revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense or the impairment assessment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgement.

How the Critical Audit Matter was Addressed in the Audit
We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the estimation of proved reserves included the following, among others.

•We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.
•To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, estimated capital costs and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions as follows:

◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
◦Evaluated the models used to estimate the operating costs at year-end compared to historical operating costs;

◦Compared the models used to determine the future capital expenditures and compared estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells with similar locations;
◦Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests, historical pricing differentials, and operating costs to underlying support from the Company’s accounting records;
◦Evaluated the Company’s evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining support for the Company’s or the operator’s ability and intent to develop the proved undeveloped properties;
◦Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

Revenue Recognition Based on the Percentage of Completion Method

Critical Audit Matter Description
As described further in Note 1 to the financial statements, revenues derived from contract drilling contracts are recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer, using the percentage-of-completion method of accounting, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue recognition under this method is judgmental, particularly on lump-sum contracts, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts.

Auditing the Company’s estimates or total contract revenue and costs used to recognize revenue on contract drilling contracts involved significant auditor judgment, as it required the evaluation of subjective factors such as assumptions related to project schedule and completion, forecasted labor, and material and subcontract costs. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company.

How the Critical Audit Matter was Addressed in the Audit
We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the estimation of proved reserves included the following, among others.

•We obtained an understanding of the Company’s estimation process that affected revenue recognized on engineering and construction contracts. This included controls over management’s monitoring and review of project costs, including the Company’s procedures to validate the completeness and accuracy of data used to determine the estimates.
•We selected a sample of projects and, among other procedures, obtained and inspected the contract agreements, amendments and change orders to test the existence of customer arrangements and understand the scope of pricing of the related contracts;
•Evaluated the Company’s estimated revenue and costs to complete by obtaining and analyzing supporting documentation of management’s estimates of variable consideration and contract costs;
•Compared contract profitability estimates in the current year to historical estimates and actual performance.

Calculation of Gain Associated with Sale of Oil and Gas Properties

Critical Audit Matter Description
As described further in Note 7 to the consolidated financial statements, the Company recorded a gain to the statement of operations from sale of certain oil and gas properties. Determination of the accounting for this transaction is challenging as it requires the Company to prepare significant assumptions and estimates regarding the associated fair value of the oil and gas reserves sold as compared to costs capitalized. The fair value estimate allows the Company to determine if the sale of the oil and gas assets are significant to the total full cost pool to record a gain on sale under the full cost method of accounting.

Auditing the Company’s estimates and assumptions used to calculate the fair value of the oil and gas reserves used to determine the relationship between capitalized costs and proved reserves of the Spirit River properties sold as compared to the properties retained by the Company, as it required the evaluation of the significant inputs and assumptions used in the reserve reports prepared by a third party reserve engineer (the Company’s specialist). Further, such fair values determined by the Company’s specialist also determined the gain calculation under the full cost method of accounting used by the Company.

How the Critical Audit Matter was Addressed in the Audit
We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the fair value of oil and gas reserves sold in relationship with the capitalized costs utilized in the calculation of the gain associated with the sale of oil and gas properties included the following:

•We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.
•Utilized the support of auditor’s specialists to recalculate independently of reserve engineer the fair value of oil and gas reserves sold vs. retained based on reserve information provided by the Company’s through their third party reserve engineer;
•We evaluated management’s application of gain accounting under full cost method related to the sale of the oil and gas properties to determine proper treatment was applied.
•Compared the calculation inputs for the gain recorded to the purchase and sale agreement.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas
December 21, 2021

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,279,000	$4,584,000
Accounts and other receivables, net of allowance for doubtful accounts of: $391,000 at September 30, 2021; $341,000 at September 30, 2020	3,069,000	2,176,000
Income taxes receivable	530,000	472,000
Assets held for sale	687,000	699,000
Other current assets	2,470,000	1,556,000
Total current assets	18,035,000	9,487,000
Asset for retirement benefits	2,229,000	771,000
Investments	—	901,000
Operating lease right-of-use assets	296,000	249,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	2,423,000	2,303,000
Unproved properties	962,000	—
Total oil and natural gas properties, net	3,385,000	2,303,000
Drilling rigs and other property and equipment, net	490,000	1,471,000
Total assets	$24,435,000	$15,182,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,416,000	$2,104,000
Accrued capital expenditures	909,000	542,000
Accrued compensation	1,073,000	408,000
Accrued operating and other expenses	1,171,000	1,325,000
Current portion of asset retirement obligation	713,000	647,000
Other current liabilities	619,000	1,338,000
Total current liabilities	5,901,000	6,364,000
Long-term debt	47,000	58,000
Operating lease liabilities	180,000	143,000
Liability for retirement benefits	2,101,000	4,829,000
Asset retirement obligation	6,340,000	5,547,000
Deferred income tax liabilities	359,000	194,000
Total liabilities	14,928,000	17,135,000
Commitments and contingencies (Note 18)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
9,613,525 issued at September 30, 2021; 8,445,060 issued at September 30, 2020	4,807,000	4,223,000
Additional paid-in capital	4,590,000	1,350,000
Retained earnings (accumulated deficit)	2,356,000	(3,897,000)
Accumulated other comprehensive income (loss), net	32,000	(1,435,000)
Treasury stock, at cost:
167,900 shares at September 30, 2021 and 2020	(2,286,000)	(2,286,000)
Total stockholders’ equity (deficit)	9,499,000	(2,045,000)
Non-controlling interests	8,000	92,000
Total equity (deficit)	9,507,000	(1,953,000)
Total liabilities and equity	$24,435,000	$15,182,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2021	2020
Revenues:
Oil and natural gas	$10,254,000	$6,693,000
Contract drilling	5,809,000	10,994,000
Sale of interest in leasehold land	1,738,000	325,000
Gas processing and other	312,000	335,000
	18,113,000	18,347,000
Costs and expenses:
Oil and natural gas operating	6,556,000	4,850,000
Contract drilling operating	5,555,000	7,513,000
General and administrative	7,088,000	5,820,000
Depletion, depreciation, and amortization	963,000	2,147,000
Impairment of assets	668,000	4,376,000
Interest expense	13,000	3,000
Gain on debt extinguishment	(149,000)	—
Gain on termination of post-retirement medical plan	(2,341,000)	—
Gain on sale of assets	(1,982,000)	(1,336,000)
	16,371,000	23,373,000
Earnings (loss) before equity in income of affiliates and income taxes	1,742,000	(5,026,000)
Equity in income of affiliates	5,793,000	352,000
Earnings (loss) before income taxes	7,535,000	(4,674,000)
Income tax provision	332,000	3,000
Net earnings (loss)	7,203,000	(4,677,000)
Less: Net earnings attributable to non-controlling interests	950,000	79,000
Net earnings (loss) attributable to Barnwell Industries, Inc. stockholders	$6,253,000	$(4,756,000)
Basic net earnings (loss) per common share
attributable to Barnwell Industries, Inc. stockholders	$0.73	$(0.57)
Diluted net earnings (loss) per common share
attributable to Barnwell Industries, Inc. stockholders	$0.73	$(0.57)
Weighted-average number of common shares outstanding:
Basic	8,592,154	8,277,160
Diluted	8,592,154	8,277,160

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended September 30,
	2021	2020
Net earnings (loss)	$7,203,000	$(4,677,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(283,000)	(146,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	101,000	120,000
Net actuarial gain (loss) arising during the period, net of taxes of $0	1,108,000	(218,000)
Curtailment gain, net of taxes of $0	—	1,726,000
Gain on termination of post-retirement medical plan, net of taxes of $0	541,000	—
Total other comprehensive income	1,467,000	1,482,000
Total comprehensive income (loss)	8,670,000	(3,195,000)
Less: Comprehensive income attributable to non-controlling interests	(950,000)	(79,000)
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$7,720,000	$(3,274,000)

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Years ended September 30, 2021 and 2020

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net (loss) earnings	—	—	—	(4,756,000)	—	—	79,000	(4,677,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(146,000)	—	—	(146,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(87,000)	(87,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	120,000	—	—	120,000
Net actuarial loss arising during the period, net of taxes of $0	—	—	—	—	(218,000)	—	—	(218,000)
Curtailment gain, net of taxes of $0	—	—	—	—	1,726,000	—	—	1,726,000
Balance at September 30, 2020	8,277,160	4,223,000	1,350,000	(3,897,000)	(1,435,000)	(2,286,000)	92,000	(1,953,000)
Net earnings	—	—	—	6,253,000	—	—	950,000	7,203,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(283,000)	—	—	(283,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,034,000)	(1,034,000)
Share-based compensation	—	—	643,000	—	—	—	—	643,000
Issuance of common stock, net of costs	1,167,987	583,000	2,596,000	—	—	—	—	3,179,000
Issuance of common stock for services	478	1,000	1,000	—	—	—	—	2,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	101,000	—	—	101,000
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	1,108,000	—	—	1,108,000
Gain on termination of post-retirement medical plan, net of taxes $0	—	—	—	—	541,000	—	—	541,000
Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000

 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$7,203,000	$(4,677,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Equity in income of affiliates	(5,793,000)	(352,000)
Depletion, depreciation, and amortization	963,000	2,147,000
Impairment of assets	668,000	4,376,000
Gain on sale of oil and natural gas properties	(818,000)	—
Gain on sale of other assets	(1,164,000)	(1,336,000)
Sale of interest in leasehold land, net of fees paid	(1,526,000)	(285,000)
Distributions of income from equity investees	5,045,000	75,000
Retirement benefits income	(88,000)	(60,000)
Accretion of asset retirement obligation	580,000	561,000
Deferred income tax expense	165,000	26,000
Asset retirement obligation payments	(421,000)	(498,000)
Share-based compensation expense	643,000	—
Common stock issued for services	1,000	—
Non-cash rent (income) expense	(4,000)	48,000
Retirement plan contributions and payments	(14,000)	(8,000)
Bad debt expense	32,000	285,000
Gain on debt extinguishment	(149,000)	—
Gain on termination of post-retirement medical plan	(2,341,000)	—
(Decrease) increase from changes in current assets and liabilities	(2,151,000)	448,000
Net cash provided by operating activities	831,000	750,000
Cash flows from investing activities:
Distributions from equity investees in excess of earnings	1,649,000	305,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,526,000	285,000
Proceeds from the sale of oil and natural gas assets	581,000	608,000
Proceeds from the sale of other assets, net of closing costs	1,864,000	1,100,000
Payments to acquire oil and natural gas properties	(348,000)	—
Capital expenditures - oil and natural gas	(1,523,000)	(2,716,000)
Capital expenditures - all other	(63,000)	(415,000)
Net cash provided by (used in) investing activities	3,686,000	(833,000)
Cash flows from financing activities:
Borrowings on long-term debt	47,000	147,000
Distributions to non-controlling interests	(1,034,000)	(87,000)
Proceeds from issuance of stock, net of costs	3,179,000	—
Net cash provided by financing activities	2,192,000	60,000
Effect of exchange rate changes on cash and cash equivalents	(14,000)	(6,000)
Net increase (decrease) in cash and cash equivalents	6,695,000	(29,000)
Cash and cash equivalents at beginning of year	4,584,000	4,613,000
Cash and cash equivalents at end of year	$11,279,000	$4,584,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and Oklahoma, 2) investing in land interests in Hawaii, and 3) drilling wells and installing and repairing water pumping systems in Hawaii.

Principles of Consolidation

The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments), a 75%-owned land investment partnership (KD Kona), and a variable interest entity (Teton Barnwell Fund I, LLC) for which the Company is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Barnwell operates in and derives revenue from the following three principal business segments:

•Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and Oklahoma.

•Land Investment Segment - Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas - Barnwell’s investments in oil and natural gas properties are located in Alberta, Canada and Oklahoma. These property interests are principally held under governmental leases or licenses. Barnwell sells the large majority of its oil, natural gas and natural gas liquids production under short-term contracts between itself and marketers based on prices indexed to market prices and recognizes revenue at a point in time when the oil, natural gas and natural gas liquids are delivered, as this is where Barnwell’s performance obligation is satisfied and title has passed to the customer.

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

Equity Method Investments

Affiliated companies, which are limited partnerships or similar entities, in which Barnwell holds more than a 3% to 5% ownership interest and does not control, are accounted for as equity method investments. Equity method investment adjustments include Barnwell’s proportionate share of investee income or loss, adjustments to recognize certain differences between Barnwell’s carrying value and Barnwell’s equity in net assets of the investee at the date of investment, impairments and other adjustments required by the equity method. Gains or losses are realized when such investments are sold. Barnwell classifies distributions received from equity method investments using the cumulative earnings approach in the Consolidated Statements of Cash Flows. Under the cumulative earnings approach, distributions received up to the amount of cumulative equity in earnings recognized are treated as returns on investment and are classified within operating cash flows and those in excess of that amount are treated as returns of investment and are classified within investing cash flows.

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

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized as depreciation, depletion and amortization expense using the units-of-production method based on estimated proved recoverable oil and gas reserves.

Costs associated with unevaluated and unproved properties, initially excluded from the amortization base, relate to unproved leasehold acreage, wells and production facilities in progress and wells pending determination of the existence of proved reserves. Unproved leasehold costs are transferred to the amortization base with the costs of drilling the related well once a determination of the existence of proved reserves has been made or upon impairment of a lease. Costs associated with wells in progress and completed wells that have yet to be evaluated are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry wells are transferred to the amortization base immediately upon determination that the well is unsuccessful.

All items classified as unevaluated and unproved properties are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.

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

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Executive Retirement Plan, and post-retirement medical insurance benefits plan, which was terminated in June 2021, by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 9.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $62,000 based on the assets of the plan at September 30, 2021.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate. Operating results of foreign subsidiaries are translated at average exchange rates during the period. Translation adjustments have no effect on net income and are included in “Accumulated other comprehensive income (loss), net” in stockholders’ equity.

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

In fiscal 2020, the Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale and on September 30, 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs.

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. The sale of shares under the ATM began in May 2021 and as of September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,784,000 after commissions and fees of $123,000.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. On July 8, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. From Barnwell's net proceeds, $526,000 was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale.

Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. During fiscal 2020 and 2021, continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern. However, due to the $3,784,000 of net proceeds raised by the ATM through September 30, 2021, the proceeds received from the sale of the Company's corporate office and its interests in certain natural gas and oil properties in the Spirit River area, as well as the $7,156,000 of net cash inflows in the year ended September 30, 2021 from land segment percentage of sales proceeds and distributions from the Kukio Resort Land Development Partnerships, substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report has been overcome.

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

Options to purchase 615,000 shares were excluded from the computation of diluted shares for the year ended September 30, 2021, as their inclusion would have been antidilutive. There were no options outstanding at September 30, 2020.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Year ended September 30, 2021
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$6,253,000	8,592,154	$0.73
Effect of dilutive securities - common stock options	—	—
Diluted net earnings per share	$6,253,000	8,592,154	$0.73

	Year ended September 30, 2020
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(4,756,000)	8,277,160	$(0.57)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(4,756,000)	8,277,160	$(0.57)

4.                                 INVESTMENTS

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona and KKM, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, KD Maniniowali, and KDK for $5,140,000. The Kukio Resort Land Development Partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD I and KD II. KD I is the developer of Increment I and KD II is the developer of Increment II. Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

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

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income of affiliates" line item on the accompanying Consolidated Statement of Operations for the year ended September 30, 2021. The preferred return payments received in the quarter ended December 30, 2020, brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of September 30, 2021.

During the year ended September 30, 2021, Barnwell received net cash distributions in the amount of $6,011,000 from the Kukio Resort Land Development Partnerships after distributing $683,000 to non-controlling interests. Of the $6,011,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above. During the year ended September 30, 2020, Barnwell received net cash distributions in the amount of $360,000 from the Kukio Resort Land Development Partnerships after distributing $20,000 to non-controlling interests. Of the $360,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $197,000 represented a payment of the preferred return from KKM.

 Barnwell's share of the operating results of its equity affiliates was income of $5,793,000, which includes the $459,000 payment of the preferred return from KKM discussed above, for the year ended September 30, 2021, as compared to income of $352,000, which includes a preferred return payment of $197,000 from KKM, for the year ended September 30, 2020. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $138,000 as of September 30, 2021, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $146,000 and $13,000, for the years ended September 30, 2021 and 2020, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2021	2020
Revenue	$43,013,000	$7,911,000
Gross profit	$24,759,000	$4,071,000
Net earnings	$20,612,000	$618,000

During the year ended September 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and reduced its Kukio Resort Land Development Partnership investment balance to zero as of September 30, 2021. In addition, the Company recorded the distributions received in excess of our investment balance of $654,000 as equity in income of affiliates during the year ended September 30, 2021. The Company records the distributions in excess of our investment in the Kukio Resort Land Development Partnerships as income because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions.

At September 30, 2020, the Company’s investment in the Kukio Resort Land Development Partnerships was $901,000.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 20).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and

14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2021, eight single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2021 to $237,038,000. As of September 30, 2021, nine single-family lots, of the 80 lots developed within Increment I, remained to be sold.

    Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues (see Note 18 “Commitments and Contingencies - Other Matters”):

	Year ended September 30,
	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,738,000	$325,000
Fees - included in general and administrative expenses	(212,000)	(40,000)
Sale of interest in leasehold land, net of fees paid	$1,526,000	$285,000

There is no assurance with regards to the amounts of future payments from Increment I or Increment II to be received, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Investment in Leasehold Land Interest – Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

In the year ended September 30, 2020, the Company recorded a $50,000 impairment in the carrying value of its investment in leasehold land interest in Lot 4C as a result of the uncertainty regarding the timing of future development and potential use of water rights within Lot 4C prior to the expiration of the lease term.

5.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”), an entity affiliated with the Company, entered into the Limited Liability Agreement (the “Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Ventre is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell and as of September 30, 2021, the Company made a total of $750,000 in capital contributions to Teton Barnwell to fund its oil and natural gas investments in Oklahoma.

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

Mr. Colin R. O'Farrell, a member of the Board of Directors of the Company effective July 12, 2021, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. Mr. O'Farrell's influence as a member of the Board of Directors of the Company further supports the consolidation of Teton Barnwell's operating results, assets and liabilities as discussed above.

The following table summarizes the carrying value of the assets and liabilities of Teton Barnwell that are consolidated by the Company. Intercompany balances are eliminated in consolidation and thus, are not reflected in the table below.

September 30, 2021
ASSETS
Cash and cash equivalents	$136,000
Accounts and other receivables	118,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	203,000
Unproved properties	962,000
Total assets	$1,419,000

LIABILITIES
Accounts payable	$3,000
Accrued capital expenditures	581,000
Accrued operating and other expenses	20,000
Total liabilities	$604,000

6.    ASSETS HELD FOR SALE

Honolulu Corporate Office

The Company’s Honolulu corporate office was designated as an asset held for sale and the carrying value in the aggregate amount of $699,000 was included in “Asset held for sale” on the Company's Consolidated Balance Sheet at September 30, 2020. On September 30, 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs, resulting in a gain of $1,164,000, which was recognized in the year ended September 30, 2021.

Contract Segment Drilling Rig and Equipment

In September 2021, the Company designated a contract drilling segment drilling rig and related ancillary equipment, with an aggregate net carrying value of $725,000, as assets held for sale and recorded an impairment of $38,000 to reduce the value of these assets to its fair value, less estimated selling costs. The fair value of these assets in the aggregate amount of $687,000 is recorded as “Assets held for sale” on the Company's Consolidated Balance Sheet at September 30, 2021.

7.                                   OIL AND NATURAL GAS PROPERTIES

Dispositions

In April 2021, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Hillsdown area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $132,000 in order to, among other things, reflect an economic effective date of October 1, 2020. $72,000 of the sales proceeds was withheld by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

On July 8, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. From Barnwell's net proceeds, $526,000 was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale.

The difference in the relationship between capitalized costs and proved reserves of the Spirit River properties sold as compared to the properties retained by Barnwell was significant as there was a 93% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Spirit River of $818,000 in the year ended September 30, 2021 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $77,000 assumed by the purchaser.

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

Acquisitions

    In April 2021, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for cash consideration of $348,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment.

There were no significant amounts paid for oil and natural gas property acquisitions during the year ended September 30, 2020.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $630,000 during the year ended September 30, 2021. There was a $4,326,000 ceiling test impairment during the year ended September 30, 2020.

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

8.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2021:
Oil and natural gas properties: (full cost accounting)
Proved properties		$58,490,000	$(56,067,000)	$2,423,000
Unproved properties		962,000	—	962,000
Total oil and natural gas properties		59,452,000	(56,067,000)	3,385,000
Drilling rigs and equipment	3 – 10 years	7,273,000	(6,789,000)	484,000
Other property and equipment	3 – 10 years	687,000	(681,000)	6,000
Total		$67,412,000	$(63,537,000)	$3,875,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2020:
Oil and natural gas properties: (full cost accounting)
Proved properties		$64,142,000	$(61,839,000)	$2,303,000
Unproved properties		—	—	—
Total oil and natural gas properties		64,142,000	(61,839,000)	2,303,000
Drilling rigs and equipment	3 – 10 years	8,244,000	(6,793,000)	1,451,000
Other property and equipment	3 – 17 years	1,045,000	(1,025,000)	20,000
Total		$73,431,000	$(69,657,000)	$3,774,000

See Note 7 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2021 and 2020.

    Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2021	2020
Asset retirement obligation as of beginning of year	$6,194,000	$6,389,000
Obligations incurred on new wells drilled or acquired	532,000	227,000
Liabilities associated with properties sold	(375,000)	(169,000)
Revision of estimated obligation	279,000	(279,000)
Accretion expense	580,000	561,000
Payments	(421,000)	(498,000)
Foreign currency translation adjustment	264,000	(37,000)
Asset retirement obligation as of end of year	7,053,000	6,194,000
Less current portion	(713,000)	(647,000)
Asset retirement obligation, long-term	$6,340,000	$5,547,000

Asset retirement obligations were reduced by $375,000 and $169,000, in fiscal 2021 and 2020, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Asset retirement obligations also increased by $279,000 in fiscal 2021 as compared to a reduction of $279,000 in fiscal 2020 primarily due to upward revisions from acceleration in the estimated timing of future abandonments as a result of changes in the estimated economic life of certain wells and changes in management's discretionary timing of abandonment projects due to an increase in estimated funds available as well as an increase in the estimated cost of abandonments at the Manyberries area, as further discussed below. Asset retirement obligations increased by $532,000 and $227,000 in fiscal 2021 and 2020, respectively, due primarily to our acquisitions (see Note 7 for additional details). The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and natural gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 13.5%.

In September 2019, the AER issued an abandonment/closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX, an operating company that went into receivership in 2016. The estimated asset retirement obligation for the Company's interest in the wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets.

Recently, the OWA created a WIP program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell, would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and will need to pay the remaining balance of $637,000 by August 2022. The deposit balance at September 30, 2021, less draw-downs by the OWA for OWA-performed abandonments, was $809,000 and is reflected in "Other current assets" in the Consolidated Balance Sheet as of September 30, 2021. There is no right of offset between the deposit with the OWA and the Company's ARO liability balance. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the current year. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work.

9.                                   RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive 5 years average earnings. Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Executive Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and previously sponsored a post-retirement medical insurance benefits plan (“Post-retirement Medical”) covering officers of Barnwell Industries, Inc., the parent company, who have attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents.

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

In June 2021, the Company terminated its Post-retirement Medical plan effective June 4, 2021. Pursuant to the Post-retirement Medical plan document, the Company, as the sponsor of the Post-retirement Medical plan, had the right to terminate the plan within sixty days’ notice to each participant and the plan may be terminated by the resolution of the Board of the Directors of the Company. Further, under the terms of the plan document, the participants in the Post-retirement Medical plan were not entitled to any unpaid vested benefits thereunder upon termination of the plan. The Post-retirement Medical plan was an unfunded plan and the Company funded benefits when payments were made. As a result of the plan termination, the Company recognized a non-cash gain of $2,341,000 during the year ended September 30, 2021.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Post-retirement Medical
	September 30,
	2021	2020	2021	2020	2021	2020
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$10,280,000	$10,971,000	$2,031,000	$2,385,000	$2,839,000	$2,633,000
Service cost	—	50,000	—	3,000	—	—
Interest cost	258,000	304,000	51,000	63,000	48,000	80,000
Actuarial (gain) loss	(15,000)	504,000	63,000	(90,000)	—	134,000
Benefits paid	(158,000)	(153,000)	(9,000)	—	(5,000)	(8,000)
Curtailments	—	(1,396,000)	—	(330,000)	—	—
Termination of post-retirement medical plan	—	—	—	—	(2,882,000)	—
Benefit obligation at end of year	10,365,000	10,280,000	2,136,000	2,031,000	—	2,839,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	11,051,000	10,192,000	—	—	—	—
Actual return on plan assets	1,701,000	1,012,000	—	—	—	—
Employer contributions	—	—	—	—	5,000	8,000
Benefits paid	(158,000)	(153,000)	—	—	(5,000)	(8,000)
Fair value of plan assets at end of year	12,594,000	11,051,000	—	—	—	—
Funded status	$2,229,000	$771,000	$(2,136,000)	$(2,031,000)	$—	$(2,839,000)

	Pension		SERP		Post-retirement Medical
	September 30,
	2021	2020	2021	2020	2021	2020
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$2,229,000	$771,000	$—	$—	$—	$—
Current liabilities	—	—	(35,000)	(32,000)	—	(9,000)
Noncurrent liabilities	—	—	(2,101,000)	(1,999,000)	—	(2,830,000)
Net amount	$2,229,000	$771,000	$(2,136,000)	$(2,031,000)	$—	$(2,839,000)
Amounts recognized in accumulated other comprehensive income (loss) before income taxes:
Net actuarial loss	$471,000	$1,681,000	$135,000	$72,000	$—	$721,000
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other comprehensive loss	$471,000	$1,681,000	$135,000	$72,000	$—	$721,000

Currently, no contributions will be made to the Pension Plan during fiscal 2022. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2022 is not material. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The Pension Plan actuarial gains in fiscal 2021 were primarily due to an increase in the discount rate and actual investment returns that were greater than the assumed rate of return. The SERP actuarial losses in fiscal 2021 were primarily due to an updated mortality projection scale and adjustments due to experience, partially offset by an increase in the discount rate.

The Pension Plan actuarial losses in fiscal 2020 were primarily due to a decrease in the discount rate. The SERP actuarial gains in fiscal 2020 were primarily due to the freezing of the plan benefit accruals which decreased the net periodic cost and improved the funded position. The Post-retirement Medical plan actuarial losses in fiscal 2020 were primarily due to a decrease in the discount rate.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension		SERP		Post-retirement Medical
	Year ended September 30,
	2021	2020	2021	2020	2021	2020
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	2.84%	2.54%	2.84%	2.54%	N/A	2.54%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	2.54%	3.06% / 3.15%(1)	2.54%	3.06% / 3.15%(1)	2.54% / 3.00%(2)	3.06%
Expected return on plan assets	5.00%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	4.00%	N/A	4.00%	N/A	N/A
_______________________________________________
(1)       3.06% as of September 30, 2019 and 3.15% as of December 31, 2019 remeasurement.
(2)       2.54% as of September 30, 2020 and 3.00% as of May 31, 2021 termination.

We select a discount rate by reference to yields available on the FTSE High Grade Credit Index at our consolidated balance sheet date. The expected return on plan assets is primarily based on historical rates of return.

The components of net periodic benefit (income) cost are as follows:

	Pension		SERP		Post-retirement Medical
	Year ended September 30,
	2021	2020	2021	2020	2021	2020
Net periodic benefit (income) cost for the year:
Service cost	$—	$50,000	$—	$3,000	$—	$—
Interest cost	258,000	304,000	51,000	63,000	48,000	80,000
Expected return on plan assets	(546,000)	(680,000)	—	—	—	—
Amortization of prior service cost (credit)	—	1,000	—	(1,000)	—	—
Amortization of net actuarial loss	39,000	35,000	—	5,000	62,000	80,000
Curtailment cost (income)	—	53,000	—	(53,000)	—	—
Net periodic benefit (income) cost	$(249,000)	$(237,000)	$51,000	$17,000	$110,000	$160,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the Pension Plan was $10,365,000 and $10,280,000 at September 30, 2021 and 2020, respectively. The accumulated benefit obligation for the SERP was $2,136,000 and $2,031,000 at September 30, 2021 and 2020, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2021 are as follows:

	Pension	SERP
Expected Benefit Payments:
Fiscal year ending September 30, 2022	$320,000	$35,000
Fiscal year ending September 30, 2023	$470,000	$97,000
Fiscal year ending September 30, 2024	$533,000	$123,000
Fiscal year ending September 30, 2025	$526,000	$122,000
Fiscal year ending September 30, 2026	$519,000	$121,000
Fiscal years ending September 30, 2027 through 2031	$2,840,000	$636,000

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

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2021	2020
Cash and other	0% - 15%	—%	—%
Fixed income securities	15% - 40%	31%	52%
Equity securities	45% - 75%	69%	48%

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$25,000	$25,000	$—	$—
Corporate bonds	1,000	1,000	—	—
Fixed income exchange-traded funds	3,809,000	3,809,000	—	—
Preferred securities	48,000	48,000	—	—
Equity securities exchange-traded funds	459,000	459,000	—	—
Equities	8,252,000	8,252,000	—	—
Total	$12,594,000	$12,594,000	$—	$—

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Corporate bonds	$1,000	$1,000	$—	$—
Fixed income exchange-traded funds	5,762,000	5,762,000	—	—
Equity securities exchange-traded funds	352,000	352,000	—	—
Equities	4,936,000	4,936,000	—	—
Total	$11,051,000	$11,051,000	$—	$—

10.                           INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2021	2020
United States	$5,436,000	$1,518,000
Canada	1,149,000	(6,271,000)
	$6,585,000	$(4,753,000)

The components of the income tax provision related to the above earnings (loss) are as follows:

	Year ended September 30,
	2021	2020
Current provision (benefit):
United States – Federal
Before operating loss carryforwards	$60,000	$—
Benefit of operating loss carryforwards	(60,000)	—
After operating loss carryforwards	—	—
United States – State
Before operating loss carryforwards	174,000	(23,000)
Benefit of operating loss carryforwards	(7,000)	—
After operating loss carryforwards	167,000	(23,000)
Canadian	—	—
Total current	167,000	(23,000)
Deferred provision:
United States – State	165,000	26,000
Canadian	—	—
Total deferred	165,000	26,000
	$332,000	$3,000

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma, and therefore, receives no benefit from consolidated or unitary losses.
On June 28, 2019, the Canadian province of Alberta enacted legislation that decreased the provincial general corporate tax rate from 12% to 11% effective July 1, 2019, with further 1% rate reductions on January 1 of every year until the provincial general corporate tax rate is 8% on January 1, 2022, bringing Barnwell of Canada’s and Octavian Oil’s total Canadian statutory tax rates from 30.65% and 27.00%, respectively, to 29.70% and 26.00%, respectively, effective July 1, 2019 and to 26.85% and 23.00%, respectively, effective January 1, 2022. On June 29, 2020, the Government of Alberta introduced Alberta’s Recovery Plan which will, among other things, reduce Alberta’s general corporate income tax rate to 8% (from 10%) effective July 1, 2020. This reduction was enacted in the quarter ended December

31, 2020. Canadian deferred tax assets and liabilities have been measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. Alberta rate changes have no significant impact to earnings/loss as a result of a full valuation allowance being applied to Canadian deferred tax assets.
On December 27, 2020, then President Donald Trump signed into law the Consolidated Appropriations Act (the “Act”), an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses. The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act. The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022. The Company determined that income tax effects related to the passage of the Consolidated Appropriations Act were not material to the financial statements for the year ended September 30, 2021.
A reconciliation between the reported income tax expense and the amount computed by multiplying the earnings (loss) attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2021	2020
Tax provision (benefit) computed by applying statutory rate	$1,383,000	$(998,000)
Impact of TCJA limitation on post-TCJA net operating loss carryforwards	—	(260,000)
(Decrease) increase in the valuation allowance	(1,482,000)	1,978,000
Additional effect of the foreign tax provision on the total tax provision	87,000	(762,000)
U.S. state tax provision, net of federal benefit	332,000	3,000
Other	12,000	42,000
	$332,000	$3,000

The changes in the valuation allowance shown in the table above exclude the impact of changes in state taxes and foreign tax credit expiries, the valuation allowance impacts of which are incorporated within the respective reconciliation line items elsewhere in the table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2021	2020
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$1,197,000	$2,421,000
U.S. federal net operating loss carryover	8,846,000	8,874,000
U.S. state unitary net operating loss carryovers	939,000	877,000
Canadian net operating loss carryovers	1,411,000	1,351,000
Tax basis of investment in land in excess of book basis under U.S. tax law	305,000	306,000
Property and equipment accumulated book depreciation and depletion in excess of tax under Canadian tax law	1,091,000	1,421,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	699,000	931,000
Liabilities accrued for books but not for tax under U.S. tax law	1,225,000	1,894,000
Liabilities accrued for books but not for tax under Canadian tax law	1,813,000	1,591,000
Other	170,000	345,000
Total gross deferred income tax assets	17,696,000	20,011,000
Less valuation allowance	(16,398,000)	(19,357,000)
Net deferred income tax assets	1,298,000	654,000
Deferred income tax liabilities:
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(1,156,000)	(654,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(352,000)	(194,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(142,000)	—
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. state tax law	(7,000)	—
Total deferred income tax liabilities	(1,657,000)	(848,000)
Net deferred income tax liability	$(359,000)	$(194,000)
Reported as:
Deferred income tax assets	—	—
Deferred income tax liabilities	(359,000)	(194,000)
Net deferred income tax liability	$(359,000)	$(194,000)

The total valuation allowance decreased $2,959,000 for the year ended September 30, 2021. The decrease was primarily due to a $1,225,000 decrease in the U.S. federal tax law valuation allowance related to U.S. federal net operating loss carryforwards, a $1,224,000 decrease in the U.S. federal tax law valuation allowance related to foreign tax credit carryovers, and a $257,000 decrease in the valuation allowance for deferred tax assets under Canadian law related to property and equipment accumulated book depletion in excess of tax and Canadian jurisdiction net operating loss carryforwards that may not be realizable. Of the total net decrease in the valuation allowance for fiscal 2021, $2,830,000 was recognized as an income tax benefit and $129,000 was credited to accumulated other comprehensive loss.

Net deferred tax assets at September 30, 2021 of $1,298,000 consists of the portion of U.S. federal consolidated deferred tax assets that are estimated to be partially realized through corresponding reversals of U.S. federal consolidated deferred tax liabilities related to the Kukio Resort Land Development Partnerships' excess of book income over taxable income and the Oklahoma oil venture's book basis of property and equipment in excess of tax basis.
At September 30, 2021, Barnwell had U.S. federal foreign tax credit carryovers, U.S. federal net operating loss carryovers, U.S. state net operating loss carryovers and Canadian net operating loss carryovers totaling $1,197,000, $42,125,000, $14,674,000 and $5,716,000, respectively. All four items were fully offset by valuation allowances at September 30, 2021, except for a portion of Hawaii NOLs which is expected to shelter a portion of the reversal of the Company’s Hawaii non-unitary taxable temporary difference related to its investment in Hawaii land development partnerships. The U.S. federal net operating loss carryovers generated through September 30, 2018 expire in fiscal years 2032-2038, the U.S. state unitary net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2033-2037, the Canadian net operating loss carryovers expire in fiscal years 2037-2041, and the foreign tax credit carryovers expire in fiscal years 2022-2025. The U.S. federal net operating loss carryovers generated in the years ended September 30, 2021, 2020 and 2019 and the U.S. state net operating loss carryovers generated in the years ended September 30, 2021, 2020, 2019 and 2018 have no expiry, however utilization of the U.S. state net operating loss carryovers generated in fiscal 2018 and future years are limited to 80% of taxable income.
FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. The Company has no uncertain tax positions as of September 30, 2021 or 2020.
Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2021:

Jurisdiction	Fiscal Years Open
U.S. federal	2018 – 2020
Various U.S. states	2018 – 2020
Canada federal	2014 – 2020
Various Canadian provinces	2014 – 2020

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the years ended September 30, 2021 and 2020.

	Year ended September 30, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$7,617,000	$—	$—	$—	$7,617,000
Natural gas	1,871,000	—	—	—	1,871,000
Natural gas liquids	766,000	—	—	—	766,000
Drilling and pump	—	5,809,000	—	—	5,809,000
Contingent residual payments	—	—	1,738,000	—	1,738,000
Other	—	—	—	304,000	304,000
Total revenues before interest income	$10,254,000	$5,809,000	$1,738,000	$304,000	$18,105,000
Geographical regions:
United States	$118,000	$5,809,000	$1,738,000	$35,000	$7,700,000
Canada	10,136,000	—	—	269,000	10,405,000
Total revenues before interest income	$10,254,000	$5,809,000	$1,738,000	$304,000	$18,105,000
Timing of revenue recognition:
Goods transferred at a point in time	$10,254,000	$—	$1,738,000	$304,000	$12,296,000
Services transferred over time	—	5,809,000	—	—	5,809,000
Total revenues before interest income	$10,254,000	$5,809,000	$1,738,000	$304,000	$18,105,000

	Year ended September 30, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$5,214,000	$—	$—	$—	$5,214,000
Natural gas	1,119,000	—	—	—	1,119,000
Natural gas liquids	360,000	—	—	—	360,000
Drilling and pump	—	10,994,000	—	—	10,994,000
Contingent residual payments	—	—	325,000	—	325,000
Other	—	—	—	317,000	317,000
Total revenues before interest income	$6,693,000	$10,994,000	$325,000	$317,000	$18,329,000
Geographical regions:
United States	$—	$10,994,000	$325,000	$6,000	$11,325,000
Canada	6,693,000	—	—	311,000	7,004,000
Total revenues before interest income	$6,693,000	$10,994,000	$325,000	$317,000	$18,329,000
Timing of revenue recognition:
Goods transferred at a point in time	$6,693,000	$—	$325,000	$317,000	$7,335,000
Services transferred over time	—	10,994,000	—	—	10,994,000
Total revenues before interest income	$6,693,000	$10,994,000	$325,000	$317,000	$18,329,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	September 30,
	2021	2020
Accounts receivables from contracts with customers	$2,797,000	$1,772,000
Contract assets	581,000	413,000
Contract liabilities	455,000	1,097,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of September 30, 2021 and 2020, the Company had $455,000 and $1,097,000, respectively, included in “Other current liabilities” on the Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

    During the years ended September 30, 2021 and 2020, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $1,013,000 and $1,054,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At September 30, 2021, the Company had four contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 13% of the remaining performance obligation of $2,817,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of September 30, 2021 and 2020, the Company had $326,000 and $145,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the years ended September 30, 2021 and 2020, the amortization of preconstruction costs related to contracts was $224,000 and $163,000, respectively. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the years ended September 30, 2021 and 2020.

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

    A summary of Barnwell's uninstalled materials is as follows:

	September 30, 2021	September 30, 2020
Uninstalled materials	226,000	489,000

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

	Year ended September 30,
	2021	2020
Revenues:
Oil and natural gas	$10,254,000	$6,693,000
Contract drilling	5,809,000	10,994,000
Land investment	1,738,000	325,000
Other	304,000	317,000
Total before interest income	18,105,000	18,329,000
Interest income	8,000	18,000
Total revenues	$18,113,000	$18,347,000
Depletion, depreciation, and amortization:
Oil and natural gas	$645,000	$1,747,000
Contract drilling	305,000	356,000
Other	13,000	44,000
Total depletion, depreciation, and amortization	$963,000	$2,147,000
Impairment:
Oil and natural gas	$630,000	$4,326,000
Contract drilling	38,000	—
Land investment	—	50,000
Total impairment	$668,000	$4,376,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$2,423,000	$(4,230,000)
Contract drilling	(89,000)	3,125,000
Land investment	1,738,000	275,000
Other	291,000	273,000
Gain on sale of assets	1,982,000	1,336,000
Total operating profit	6,345,000	779,000
Equity in income of affiliates:
Land investment	5,793,000	352,000
General and administrative expenses	(7,088,000)	(5,820,000)
Interest expense	(13,000)	(3,000)
Interest income	8,000	18,000
Gain on debt extinguishment	149,000	—
Gain on termination of post-retirement medical plan	2,341,000	—
Earnings (loss) before income taxes	$7,535,000	$(4,674,000)

Capital Expenditures:

	Year ended September 30,
	2021	2020
Oil and natural gas	$3,028,000	$3,099,000
Contract drilling	62,000	408,000
Other	1,000	7,000
Total	$3,091,000	$3,514,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 8 for additional details).

Assets By Segment:

	September 30,
	2021	2020
Oil and natural gas (1)	$6,401,000	$3,613,000
Contract drilling (2)	4,071,000	3,838,000
Land investment (2)	—	901,000
Other:
Cash and cash equivalents	11,279,000	4,584,000
Corporate and other	2,684,000	2,246,000
Total	$24,435,000	$15,182,000
______________

(1)          Located primarily in the province of Alberta, Canada with a minor portion in Oklahoma.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2021	2020
United States	$4,180,000	$3,393,000
Canada	2,220,000	2,302,000
Total	$6,400,000	$5,695,000

Revenue By Geographic Area:

	Year ended September 30,
	2021	2020
United States	$7,700,000	$11,325,000
Canada	10,405,000	7,004,000
Total (excluding interest income)	$18,105,000	$18,329,000

13.                           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Year ended September 30,
	2021	2020
Foreign currency translation:
Beginning accumulated foreign currency translation	$545,000	$691,000
Change in cumulative translation adjustment before reclassifications	(283,000)	(146,000)
Income taxes	—	—
Net current period other comprehensive loss	(283,000)	(146,000)
Ending accumulated foreign currency translation	262,000	545,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,980,000)	(3,608,000)
Amortization of net actuarial loss and prior service cost	101,000	120,000
Net actuarial gains arising during the period	1,108,000	1,508,000
Gain on termination of post-retirement medical plan	541,000	—
Income taxes	—	—
Net current period other comprehensive income	1,750,000	1,628,000
Ending accumulated retirement plans benefit cost	(230,000)	(1,980,000)
Accumulated other comprehensive income (loss), net of taxes	$32,000	$(1,435,000)

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

15.    DEBT

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the PPP pursuant to the CARES Act that was signed into law in March 2020. The note was to mature two years after the date of the loan disbursement with interest at a fixed annual rate of 1.00%, and with the principal and interest payments deferred until ten months after the last day of the covered period. In April 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $149,000 during the year ended September 30, 2021.

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

16.    LEASES

The Company’s right-of-use (“ROU”) assets and lease liabilities at September 30, 2021, primarily relate to non-cancelable operating leases for our Hawaii corporate and Canadian office spaces and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

    Leases recorded on the balance sheet consist of the following:

	September 30,
	2021	2020
Assets:
Operating lease right-of-use assets	$296,000	$249,000
Total right-of-use assets	$296,000	$249,000
Liabilities:
Current portion of operating lease liabilities	$117,000	$111,000
Operating lease liabilities	180,000	143,000
Total lease liabilities	$297,000	$254,000

The components of lease expenses are as follows:

	Year ended September 30,
	2021	2020
Operating lease cost	$130,000	$334,000
Short-term lease cost	254,000	69,000
Variable lease cost	103,000	—
Total lease cost	$487,000	$403,000

Supplemental information related to leases is as follows:

	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133,000	$189,000
Operating leases:
Weighted-average remaining lease term (in years)	2.9	3.4
Weighted-average discount rate	5.19%	5.85%

The remaining lease payments for our operating leases as of September 30, 2021, are as follows:

Fiscal year ending:
2022	$129,000
2023	97,000
2024	58,000
2025	30,000
2026	7,000
Thereafter through 2027	—
Total lease payments	321,000
Less: amounts representing interest	(24,000)
Present value of lease liabilities	$297,000

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

Gain on sale of leased asset

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

17.                                   STOCKHOLDERS' EQUITY (DEFICIT)

Share-based Compensation

2018 Equity Incentive Plan

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors. The stockholder-approved 2018 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2021, a total of 135,000 share options remain available for grant.

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

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2020 through September 30, 2021 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2020	—	$—
Granted	665,000	3.36
Exercised	—	—
Expired/Forfeited	(50,000)	3.33
Outstanding at September 30, 2021	615,000	$3.36	8.9	$—
Exercisable at September 30, 2021	—	$—	—	$—

The following assumptions were used in estimating the fair value of the equity-classified share options granted on February 9, 2021:

	> 10% Owner-Employee	Others
Number of shares	60,000	605,000
Expected volatility	127.4%	105.8%
Expected dividends	None	None
Expected term (in years)	3.5	6.0
Risk-free interest rate	0.19%	0.82%
Expected forfeitures	None	None
Fair value per share	$2.51	$2.70

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the “General and administrative” expenses in the Consolidated Statements of Operations.

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the year ended September 30, 2021, the Company recognized total share-based compensation expense of $643,000. There was no share-based compensation expense recognized during the year ended September 30, 2020. Additionally, there was no impact on income taxes for the years ended September 30, 2021 and 2020 due to a full valuation allowance on the related deferred tax asset. As of September 30, 2021, the total remaining unrecognized compensation cost related to nonvested share options was $1,005,000, which is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.

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

The sale of shares under the ATM began in May 2021 and as of September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,784,000 after commissions and fees of $123,000.

18.                           COMMITMENTS AND CONTINGENCIES

Incentive compensation plan

In fiscal 2020, Barnwell established an incentive compensation plan to compensate all Canadian oil and natural gas segment personnel and an incentive compensation plan to compensate Canadian executive officers. The value of the plans are directly related to our oil and natural gas segment's free cash flows and the divestiture of oil and natural gas assets. As of September 30, 2021, Barnwell has accrued approximately $325,000 in bonus compensation under these plans and the amount is reported in “Accrued compensation” on the Consolidated Balance Sheet at September 30, 2021.

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

    In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of September 30, 2021 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the Commission circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and no subsequent revision to the accrual has been recorded as of September 30, 2021.

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

Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

19.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2021	2020
Increase (decrease) from changes in:
Receivables	$(814,000)	$(598,000)
Income tax receivable	457,000	129,000
Other current assets	(920,000)	260,000
Accounts payable	(746,000)	924,000
Accrued compensation	668,000	203,000
Other current liabilities	(796,000)	(470,000)
(Decrease) increase from changes in current assets and liabilities	$(2,151,000)	$448,000
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(303,000)	$(166,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$598,000	$—

Capital expenditure accruals related to oil and natural gas acquisition and development increased $346,000 and $435,000 during the years ended September 30, 2021 and 2020, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $811,000 during the year ended September 30, 2021 and decreased $52,000 during the year ended September 30, 2020.

20.                           RELATED PARTY TRANSACTIONS

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

During the year ended September 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD I from the sale of eight lots within Phase II of Increment I. During the year ended September 30, 2020, Barnwell received $325,000 in percentage of sales payments from KD I from the sale of two lots within Phase II of Increment I.

Mr. Colin R. O'Farrell, a member of the Board of Directors of the Company effective July 12, 2021, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. In February 2021, Gros Ventre and BOK, a wholly-owned subsidiary of Barnwell, entered into the Agreement of Teton Barnwell, an entity formed for the purpose of directly investing in oil and natural gas exploration and development in Oklahoma. Under the terms of the Agreement, Gros Ventre makes no capital contributions and receives 2% of the profits of Teton Barnwell. Additionally, as the manager of Teton Barnwell, Gros Ventre is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services.

21.                           SUBSEQUENT EVENTS

Kukio Resort Land Development Partnerships and Sale of Interest in Leasehold Land

Subsequent to September 30, 2021, Kaupulehu Developments received percentage of sales payments totaling $600,000 from the sale of three lots within Phase II of Increment I. Financial results from the receipt of these payments will be reflected in Barnwell's quarter ending December 31, 2021.

Additionally, subsequent to September 30, 2021, Barnwell received net cash distributions in the amount of $1,075,000 from the Kukio Resort Land Development Partnerships. Financial results of this distribution will be reflected in Barnwell's quarter ending December 31, 2021.

Contract Segment Drilling Rig and Equipment

Subsequent to September 30, 2021, the Company sold a contract segment drilling rig and related ancillary equipment for proceeds of $687,000, net of related costs, which is equivalent to its net carrying value at September 30, 2021. Financial results from this sale will be reflected in Barnwell's quarter ending December 31, 2021.

22.                           SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

23.                           SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

The following tables summarize information relative to Barnwell’s oil and natural gas operations, which are conducted in Canada and in the U.S state of Oklahoma. Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved and proved producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)                           Oil and Natural Gas Reserves

The following table summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids and natural gas, which are all in Canada. Proved oil, natural gas liquids and natural gas reserves located in the U.S. state of Oklahoma are not significant and are therefore not included in the table below. All of the information regarding Canadian reserves in this Form 10-K is derived from the report of our independent petroleum reserve engineers, InSite, and is included as an Exhibit to this Form 10-K. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

	OIL & NGL (Bbls)	GAS (Mcf)	Total (Boe)
Proved reserves:
Balance at September 30, 2019	1,419,000	4,520,000	2,198,000
Revisions of previous estimates	(740,000)	(1,746,000)	(1,041,000)
Acquisitions of reserves	68,000	628,000	176,000
Less sales of reserves	(38,000)	(443,000)	(114,000)
Less production	(174,000)	(649,000)	(286,000)
Balance at September 30, 2020	535,000	2,310,000	933,000
Revisions of previous estimates	291,000	1,345,000	523,000
Acquisitions of reserves	80,000	289,000	130,000
Less sales of reserves	(97,000)	(341,000)	(156,000)
Less production	(169,000)	(690,000)	(288,000)
Proved Reserves, September 30, 2021	640,000	2,913,000	1,142,000
Proved Developed Reserves, September 30, 2021	636,000	2,913,000	1,138,000
Proved Undeveloped Reserves, September 30, 2021	4,000	—	4,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities in Canada and the U.S. are summarized as follows:

	September 30, 2021
	Canada	United States	Total
Proved properties	$58,273,000	$217,000	$58,490,000
Unproved properties	—	962,000	962,000
Total capitalized costs	58,273,000	1,179,000	59,452,000
Accumulated depletion, depreciation, and impairment	56,053,000	14,000	56,067,000
Net capitalized costs	$2,220,000	$1,165,000	$3,385,000

	September 30, 2020
	Canada	United States	Total
Proved properties	$64,142,000	$—	$64,142,000
Unproved properties	—	—	—
Total capitalized costs	64,142,000	—	64,142,000
Accumulated depletion, depreciation, and impairment	61,839,000	—	61,839,000
Net capitalized costs	$2,303,000	$—	$2,303,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30, 2021
	Canada	United States	Total
Acquisition of properties:
Proved	$1,032,000	$70,000	$1,102,000
Unproved	—	—	—
Exploration costs	255,000	—	255,000
Development costs	563,000	1,108,000	1,671,000
Total	$1,850,000	$1,178,000	$3,028,000

	Year ended September 30, 2020
	Canada	United States	Total
Acquisition of properties:
Proved	$242,000	$—	$242,000
Unproved	—	—	—
Development costs	2,857,000	—	2,857,000
Total	$3,099,000	$—	$3,099,000

Costs incurred in the tables above include additions and revisions to Barnwell’s asset retirement obligation of $811,000 and $(52,000) for the years ended September 30, 2021 and 2020, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30, 2021
	Canada	United States	Total
Net revenues	$10,136,000	$118,000	$10,254,000
Production costs	(6,532,000)	(24,000)	(6,556,000)
Depletion	(631,000)	(14,000)	(645,000)
Reduction of carrying value of oil and natural gas properties	(630,000)	—	(630,000)
Pre-tax results of operations (1)	2,343,000	80,000	2,423,000
Estimated income tax expense (2)	—	—	—
Results of operations (1)	$2,343,000	$80,000	$2,423,000

	Year ended September 30, 2020
	Canada	United States	Total
Net revenues	$6,693,000	$—	$6,693,000
Production costs	(4,850,000)	—	(4,850,000)
Depletion	(1,747,000)	—	(1,747,000)
Reduction of carrying value of oil and natural gas properties	(4,326,000)	—	(4,326,000)
Pre-tax results of operations (1)	(4,230,000)	—	(4,230,000)
Estimated income tax expense (2)	—	—	—
Results of operations (1)	$(4,230,000)	$—	$(4,230,000)
_________________
(1)   Before gain on sale of oil and natural gas properties, general and administrative expenses, interest expense, and foreign exchange gains and losses.
(2) Estimated income tax expense includes changes to the deferred income tax valuation allowance necessary for the portion of Canadian and U.S. federal tax law deferred tax assets that may not be realizable.

(E)                           Standardized Measure, Including Year-to-Year Changes Therein, of Estimated Discounted Future Net Cash Flows

The following tables utilize reserve and production data estimated by independent petroleum reserve engineers. The information may be useful for certain comparison purposes but should not be solely relied upon in evaluating Barnwell or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value. Additionally, proved oil, natural gas and natural gas liquids reserves located in the United States are not significant and are therefore not included in the tables below.

The estimated future cash flows at September 30, 2021 and 2020 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2021 and 2020 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s reserve reports.

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2021	2020
Future cash inflows	$36,130,000	$20,426,000
Future production costs	(25,323,000)	(17,860,000)
Future development costs	(240,000)	(73,000)
Future income tax expenses	(995,000)	(92,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	9,572,000	2,401,000
Future abandonment, decommissioning and reclamation	(14,525,000)	(13,055,000)
Future net cash flows	(4,953,000)	(10,654,000)
10% annual discount for timing of cash flows	7,598,000	8,969,000
Standardized measure of discounted future net cash flows	$2,645,000	$(1,685,000)

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2021	2020
Beginning of year	$(1,685,000)	$2,310,000
Sales of oil and natural gas produced, net of production costs	(3,604,000)	(1,843,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	5,702,000	(1,876,000)
Net change due to purchases and sales of minerals in place	(882,000)	467,000
Previously estimated development costs incurred	—	1,305,000
Changes in future development costs	—	7,773,000
Revisions of previous quantity estimates	4,217,000	(10,274,000)
Net change in income taxes	(845,000)	288,000
Accretion of discount	(176,000)	230,000
Other - changes in the timing of future production and other	(55,000)	(63,000)
Other - net change in Canadian dollar translation rate	(27,000)	(2,000)
Net change	4,330,000	(3,995,000)
End of year	$2,645,000	$(1,685,000)

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

As of September 30, 2021, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2021 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2021, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2021, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2021, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell's common stock that may be issued upon exercise of options and rights under Barnwell's existing equity compensation plan as of September 30, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	615,000	$3.36	135,000
Equity compensation plans not approved by security holders	—	—	—
Total	615,000	$3.36	135,000

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2021, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2021, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – WEAVER AND TIDWELL, L.L.P.

Consolidated Balance Sheets – September 30, 2021 and 2020

Consolidated Statements of Operations – for the years ended September 30, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) – for the years ended September 30, 2021 and 2020

Consolidated Statements of Equity (Deficit) – for the years ended September 30, 2021 and 2020

Consolidated Statements of Cash Flows – for the years ended September 30, 2021 and 2020

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8	Form of Option Agreement (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp.

21	List of Subsidiaries

23.1	Consent of InSite Petroleum Consultants Ltd.

23.2	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(4)       Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1989.
(5)       Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 13, 2004.
(6)              Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2009.
(7)              Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013.
(8)               Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013
(9)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019.
(10)            Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019. Certain confidential information has been omitted from a portion of this exhibit.
(11)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Date:	December 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
Alexander C. Kinzler President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director Date: December 21, 2021	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary Date: December 21, 2021

/s/ Peter J. O’Malley
Peter J. O’Malley, Chairman of the Board Date: December 21, 2021

/s/ Kenneth S. Grossman
Kenneth S. Grossman, Vice-Chairman of the Board Date: December 21, 2021

/s/ Philip J. McPherson	/s/ Colin R. O’Farrell
Philip J. McPherson, Director Date: December 21, 2021	Colin R. O’Farrell, Director Date: December 21, 2021

/s/ Bradley M. Tirpak	/s/ Doug N. Woodrum
Bradley M. Tirpak, Director Date: December 21, 2021	Doug N. Woodrum, Director Date: December 21, 2021

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8	Form of Option Agreement (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp.

21	List of Subsidiaries

23.1	Consent of InSite Petroleum Consultants Ltd.

23.2	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(4)       Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1989.
(5)       Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 13, 2004.
(6)              Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2009.
(7)              Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013.
(8)              Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013
(9)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019.
(10)            Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019. Certain confidential information has been omitted from a portion of this exhibit.
(11)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021.