Form 10-K/A
period 2021-09-30
BARNWELL INDUSTRIES INC
filed 2022-01-27
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the fiscal year ended September 30, 2021

or

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5103

BARNWELL INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea St., Suite 500, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (808) 531-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2021(the last business day of the registrant’s most recently completed second fiscal quarter) was $9,903,000.

As of December 10, 2021 there were 9,445,625 shares of common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was originally filed on December 21, 2021 (the “Original Filing”), solely to include the information required by Part III of Form 10-K of the Original Filing and not included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.   This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after December 21, 2021, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

SIGNATURES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below identifies our current officers and directors.

Name	Position Held with the Company	Age
Peter J. O’Malley 1, 2, 3, 4A	Director, Chairman of the Board of Directors	55
Kenneth S. Grossman 1, 3A, 4	Director, Vice-Chairman of the Board of Directors	65
Alexander C. Kinzler	Chief Executive Officer, President, Chief Operating Officer, General Counsel and Director	63
Philip J. McPherson 1A, 2	Director	47
Colin R. O’Farrell 2A	Director	41
Bradley M. Tirpak [3,4]	Director	52
Douglas N. Woodrum [1]	Director	64

1A Chair of the Audit Committee	[1] Member of the Audit Committee
2A Chair of the Reserves Committee	[2] Member of the Reserves Committee
3A Chair of the Compensation Committee	[3] Member of the Compensation Committee
4A Chair of the Nominating Committee	[4] Member of the Nominating Committee

Business Experience

Peter J. O’Malley1 – Director since 2020. Chairman of the Board of the Company since May 11, 2021. Founder of Kenosis Capital LLC, 2012. Mr. O’Malley has a broad range of experience and business and investment contacts developed over a more than twenty-five year career in international investment banking. Mr. O’Malley’s past employment includes key management positions at Credit Suisse and several of its affiliates, Deutsche Bank in New York and Hong Kong, as well as other investment banking firms in the United States and Asia. Although he received a Juris Doctor degree from St. John’s University School of Law in 1991, Mr. O’Malley’s entire career has been spent in the investment community, starting as an in-house corporate counsel for CS First Boston in New York. Mr. O’Malley has been active in the M&A, private equity and capital markets divisions of the investment banking firms with which he has been associated, in most cases as a Managing Director. Mr. O’Malley’s vast experience in investment banking and the investment community gives him significant insight into corporate operations, financing, accounting and business issues facing the Company.

Kenneth S. Grossman1 – Director since 2020. Vice-Chairman of the Board of the Company since May 11, 2021.  Chairman of the Board of the Company from April 15, 2020 to May 10, 2021.  Investor and attorney specializing in companies undergoing and/or emerging from restructuring or reorganization; Senior Managing Director of Steppingstone Group, LLC. Mr. Grossman has been engaged in the investment and management of capital as a buy-side principal since 1990. Mr. Grossman has served as an independent director of many privately held and public companies, and as a member of creditor, bank group and shareholder committees for other businesses and has extensive experience in advising investors as well as shepherding business clients with respect to distressed and other debt-challenged “special situation” companies. Mr. Grossman’s experience includes management roles involving large portfolios in this investment sector maintained by multi-strategy and arbitrage firms. Admitted to the New York Bar in 1982, Mr. Grossman practiced law with Shea & Gould until 1989, where he specialized in bankruptcy, creditor’s rights and commercial litigation. More recently, Mr. Grossman utilized that experience in leadership roles and as a Director of Lehman Brothers Special Finance, Inc. and Signature Group Holdings, Inc. (formerly Fremont General Corporation), as they emerged from Chapter 11 bankruptcy. Mr. Grossman is currently an independent director of Lehman Brothers Special Finance, Inc., a board member and special advisor for Concise Capital Management and a director of Performance Sports Group, Inc. and Nebraska Book Co, Inc.

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

Philip J. McPherson2 – Director since 2020. Vice President of Capital Markets, Riot Blockchain, Inc. since March 1, 2021.  Chief Financial Officer, Secretary, Treasurer and a director of Citadel Exploration, Inc. (OTCMKTS: COIL), a publicly traded energy company engaged in the exploration and development of oil and natural gas properties, from September 2012 to March 1, 2021, with nearly two decades of experience in the capital markets and financial services sectors.  Mr. McPherson was also appointed as Interim Chief Executive Officer of Citadel Exploration in May 2019.  He started his career as a retail stockbroker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company.  At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration and production companies. In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award and was named a Zack’s 5-Start Analyst for three consecutive years. He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

Colin R. O’Farrell2 – Director since 2021. Geologist; Partner of Teton Range, LLC, an oil and gas company focused on non-operated opportunities in the Lower 48 states onshore since 2020. Mr. O’Farrell brings significant business and investing experience in all phases of the oil and gas exploration and production lifecycle, including a technical focus in petroleum geoscience. His diverse experience includes strengths in capital sourcing, assessment of oil and gas resources, development planning/execution, and acquisitions and divestitures. Prior to joining Teton Range, Mr. O’Farrell co-founded and held various roles at PCORE Exploration & Production and served as a geologist for various companies, including Pioneer Natural Resources.

Bradley M. Tirpak2 – Director since 2020.  Chief Executive Officer, Liberated Syndication, Inc. (OTCMKTS: LYSN), a publicly traded company that is a leading provider of podcast hosting services, since November 1, 2021.  A professional investor with more than 20 years of investing experience. Since September 2016, Mr. Tirpak has served as a portfolio manager and Managing Director at Palm Active Partners Management, LLC, a private investment company. From 2009 to 2016, Mr. Tirpak served as Managing Member of Locke Partners, LLC, a private investment company, where he managed various investment partnerships that focused on engaging public companies to improve corporate governance and improve stockholder returns. Earlier in his career, Mr. Tirpak was a portfolio manager at Credit Suisse First Boston from January 1997 to September 2000, at Caxton Associates from September 2000 to May 2003 and at Sigma Capital Management from April 2003 to December 2007. Between 1993 and 1996, he was the founder and CEO of Access Telecom, Inc., an international telecommunications company doing business in Mexico.  Mr. Tirpak served as a director at Full House Resorts, Inc. (Nasdaq: FLL), a publicly traded company that owns, leases, develops and operates hotels and gaming facilities, from November 2014 until February 11, 2021, and has served as a director of TSR Inc. (Nasdaq: TSRI), publicly traded company providing contract computer programming services, since October 2019, and a director of Liberated Syndication Inc. since October 2019. Mr. Tirpak also currently serves as trustee of The Halo Trust USA, the world’s largest humanitarian mine clearance organization with operations in over 20 countries. He previously served as a director at Birner Dental Management Services, Inc., then a publicly traded manager of dental practices, from December 2017 to January 2019, when the company was acquired, Flowgroup plc, an energy supply and services business in the United Kingdom, from June 2017 to October 2018 when the company’s principal subsidiary was acquired, Applied Minerals, Inc., a publicly traded specialty materials company, from April 2015 to March 2017, and USA Technologies, Inc., a publicly traded provider of electronic payment transactions to the vending industry, from 2010 to 2012. Mr. Tirpak earned a B.S.M.E. from Tufts University and an M.B.A. from Georgetown University.

Douglas N. Woodrum2 – Director since 2020.  Chief Financial Officer and Secretary of ChinaCast Education Corporation, a post-secondary education and e-learning services provider in the People’s Republic of China, since January 2012.  From January 2006 to December 2009, Mr. Woodrum, a private investor, served as a research analyst for Jayhawk Capital Management, a private equity firm focusing on investing in small- and medium-sized businesses operating in China.  From December 1997 to December 2005, Mr. Woodrum was the Chief Financial Officer of CNET Networks, Inc., then a publicly traded online media company, where his responsibilities included raising capital for growth, business model development, financial reporting, annual budgeting, long-term planning, acquisitions, investor relations and tax. Mr. Woodrum has served on the board of directors of Liberated Syndication, Inc., a provider of podcast hosting services, since March 2021, MarketScout, a private insurance distribution and underwriting company, since 2002, and on the board of directors of ChinaCast Education Corporation, since 2012. Mr. Woodrum received his B.B.A. in finance and accounting from the University of Iowa in 1979.

[2]	This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Named Executive Officers of the Company

The Company currently has two executive officers (the “Named Executive Officers”).  The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2021, their positions and offices with the Company and the period during which each has served.

Name	Age	Position with the Company

Alexander C. Kinzler	63	Chief Executive Officer since December 2016. President and Chief Operating Officer since December 2002 and General Counsel since December 2001. Director of the Company since December 1999.

Russell M. Gifford	67
Secretary since December 2002, Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.

Board Meetings

The Board of Directors held nine meetings during the fiscal year ended September 30, 2021, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board of Directors on which each director served.  The independent directors met on four occasions out of the presence of management during the fiscal year ended September 30, 2021.

Audit Committee

The members of the Audit Committee are Mr. McPherson, Chairman, and Messrs. Grossman, O’Malley and Woodrum.  All of the members of the Audit Committee are independent (as independence is defined in Section 803(A) of the NYSE American listing standards).  The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. McPherson, who is a financial expert based on his degree in finance and experience as Chief Financial Officer of a public company.  Mr. McPherson, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2021, the Audit Committee held four meetings.

Executive Committee

There are presently no members appointed to the Executive Committee.  The Executive Committee has and may exercise all the powers of the Board of Directors when the Board is not in session, subject to certain limitations in the Company’s Bylaws.  During the fiscal year ended September 30, 2021, the Executive Committee held no meetings.

Nominating Committee

The members of the Nominating Committee are Mr. O’Malley, Chairman, and Messrs. Grossman and Tirpak.  During the fiscal year ended September 30, 2021, the Nominating Committee held one meeting. The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the Board of Directors at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

Reserves Committee

The members of the Reserves Committee are Mr. O’Farrell, Chairman, and Messrs. McPherson and O’Malley.  During the fiscal year ended September 30, 2021, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Mr. Grossman, Chairman, and Messrs. O’Malley and Tirpak.  The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable.  The Compensation Committee held three meetings during the fiscal year ended September 30, 2021.  The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2021 and September 30, 2020 to (1) Alexander C. Kinzler, our Chief Executive Officer, President, Chief Operating Officer and General Counsel, and (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

No Named Executive Officer was granted a stock award in fiscal year 2021 or 2020, nor received above-market or preferential earnings on compensation that was deferred on a basis that was not tax-qualified. As a result, such columns have been omitted.

Our Pay for Performance Plan adopted in 2014 (the “Plan”) is available to pay bonuses to our executives based on performance.  Performance measures and targeted goals for the Company’s 2021 fiscal year performance period were established by the Compensation Committee in December 2020 and the Committee designated the CEO to be eligible to participate in the Plan for fiscal year 2021.  The material terms of such performance measures and targeted goals are as follows:

The Compensation Committee determined that the sum of the following three components shall represent the maximum bonus that may be achieved under the Plan for fiscal 2021 by the CEO (the “2021 Maximum Bonus Amount”), which was designed so that the Company would be in compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”):

(a)          an amount equal to 5% of the earnings before income taxes on a GAAP basis of the Company;

(b)          for an increase in earnings attributable to the combined Land Investment and Residential Real Estate segments in the State of Hawaii on a GAAP basis over the prior fiscal year with respect to such segments, 20% of the first 100% of such increase and 10% of the remaining amount of such increase; and
(c)  for an increase in the Company’s market capitalization of up to 10%, determined by comparing the closing price of the Common Stock on September 30, 2020 and September 30, 2021, 10% of the amount of such increase.

Section 162(m) of the Code generally limits our federal tax deduction for compensation paid in any fiscal year to our CEO and our other “covered employees,” as defined in Section 162(m), to $1,000,000.  In the past, an exception to this deduction limit was available for “performance-based” compensation that had been approved by our stockholders and otherwise satisfied certain requirements under Section 162(m) and applicable regulations.  As a result of new tax legislation that went into effect on December 22, 2017, this exception for performance-based compensation is not available for taxable years beginning after December 31, 2017, unless such compensation qualifies for transition relief for written binding contracts that were in effect on November 2, 2017.  Barnwell was not party to any such binding contracts.  This legislation also expanded the definition of “covered employees” to include the chief financial officer and certain former named executive officers.  These changes in the tax laws have not had an effect on Barnwell, primarily because the compensation paid to such persons in our fiscal 2021 year, and in other recent fiscal years, has been below the $1,000,000 threshold.

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

The 2021 Maximum Bonus Amount for each participant shall in no case exceed 150% of such participant’s base salary as of January 2020.  Additionally, a decrease in earnings before income taxes or market capitalization will not decrease the amounts of the other respective components of the 2021 Maximum Bonus Amount.  The Committee, in its sole discretion, reserves the right to eliminate or reduce the 2021 Maximum Bonus Amount payable to the CEO pursuant to the bonus formula described above and in addition or alternatively to grant ordinary bonuses.

The Compensation Committee determined that, pursuant to the adopted performance measures and targeted goals, the 2021 Maximum Bonus Amount which could have been payable to our CEO as calculated under the Plan was $367,500.  The Compensation Committee reviewed the performance of our CEO during fiscal 2021, analyzed the Company’s results for the year, reviewed the overall performance of management for the fiscal year, reviewed with management various factors the Committee takes into account in setting compensation, including individual and corporate, financial and non-financial performance, the creation of value for our stockholders, the long-term commitment and contributions of management to the Company and certain events in the Company’s oil and gas division.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Alexander C. Kinzler Chief Executive Officer, President and General Counsel	2021 2020	245,000 210,000	- -	151,080 -	60,000 -	32,811[3] 28,601	488,891 238,601
Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2021 2020	245,000 210,000	60,000 -	161,765 -	- -	- -	466,765 210,000

[3]	This amount represents perquisites received with respect to: (1) medical insurance, (2) vehicle expense (including depreciation on a straight-line basis with a 7-year life) and (3) directors’ fees.

With respect to the option awards granted to each Named Executive Officer in fiscal 2021, each award was granted on February 9, 2021 and relates to 60,000 shares of Common Stock. The exercise price of the option award granted to Alexander C. Kinzler is $3.66 per share and to Russell M. Gifford is $3.33 per share.  In addition, with respect to each award, 33 1/3% shall become vested and exercisable on each of the first three anniversaries of the grant date subject to the applicable optionee’s continued service with the Company or an affiliate on each applicable vesting date, or upon termination of the option as described in the option or as otherwise set forth in the 2018 Equity Incentive Plan.  Under the terms of each option award, the exercise price could be adjusted downward as a result of certain corporate actions in accordance with Section 8 of the 2018 Equity Incentive Plan.

Outstanding Equity Awards At Fiscal Year-End 2021

The following Outstanding Equity Awards At Fiscal Year-End 2021 table sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2021 to each Named Executive Officer.

No Named Executive Officer held unvested stock awards at fiscal yearend 2021. As a result, the relevant columns have been omitted.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alexander C. Kinzler	0	60,000 shares of Common Stock[4]	3.66	02/2026
Russell M. Gifford	0	60,000 shares of Common Stock[5]	3.33	02/2031

The Company maintains a defined benefit pension plan (“Pension Plan”) for its eligible employees to provide annual benefits payable on retirement. Eligibility is based upon attainment of age 21 and completion of one year of service. Benefits are calculated under a formula based upon years of service and the participant’s highest average annual compensation over 60 consecutive months of service.  Since December 31, 2019, all future benefit accruals for all participants under the Pension Plan have been frozen.  Consequently, current participants in the Pension Plan no longer accrue new benefits under the Pension Plan and new employees of the Company are no longer eligible to enter the Pension Plan as participants.  Mr. Kinzler and Mr. Gifford are participants in the Pension Plan.

The Company also has a Supplemental Executive Retirement Plan (“SERP”) in order to provide an additional incentive to the Company’s executive officers to remain with the Company.  Since December 31, 2019, all future benefit accruals for all participants under the SERP have been frozen.  Consequently, current participants in the SERP no longer accrue new benefits under the SERP and new employees of the Company are no longer eligible to enter the SERP as participants.  Mr. Kinzler and Mr. Gifford are participants in the SERP.

The Company also had maintained a Postretirement Medical Insurance Benefit Plan as an additional incentive to the Company’s senior officers in the U.S. to remain with the Company.  During fiscal 2021, the Postretirement Medical Insurance Benefit Plan was terminated.

Director Compensation

The Company’s program of director compensation is intended to fairly pay directors for work required for a company of our size and scope. Directors who are not officers of the Company currently receive an annual fee of $30,000 and are reimbursed for expenses incurred in connection with meeting attendance.  The Chairmen of the Compensation Committee, Nominating Committee and the Reserves Committee currently receive an additional $10,000 annual fee and the Chairman of the Audit Committee currently receives an additional $15,000 annual fee.  The Chairman and Vice-Chairman of the Board of Directors currently receive an additional $30,000 annual fee.

[4]	Subject to the conditions set forth in the option, 33 1/3% of the option shall become vested and exercisable on each of the first 3 anniversaries of the grant date of February 9, 2021.

[5]	Subject to the conditions set forth in the option, 33 1/3% of the option shall become vested and exercisable on each of the first 3 anniversaries of the grant date of February 9, 2021.

Director Compensation

The following Director Compensation table sets forth information with regard to the Board of Directors (other than any officer of the Company) as listed under Item 10, above, with regard to compensation paid to them during the fiscal year ended September 30, 2021.

No named director was granted a stock award in fiscal year 2021, nor earned any non-equity incentive plan compensation or nonqualified deferred compensation earnings in fiscal year 2021. As a result, the relevant columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Kenneth S. Grossman	66,875	161,765	228,640
Robert J. Inglima, Jr.[6]	44,063	*[7]	44,063
Philip J. McPherson	41,583	134,804	176,387
Colin R. O’Farrell[8]	10,000	-	10,000
Peter J. O’Malley	41,583	134,804	176,387
Bradley M. Tirpak	24,375	134,804	159,179
Douglas N. Woodrum	26,250	134,804	161,054

[6]	Mr. Inglima was a director until June 30, 2021.
[7]	Mr. Inglima received a grant of options that expired in September 2021.
[8]	Mr. O’Farrell was appointed to the Board of Directors on July 12, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 17, 2022, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership[1]		Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	1,178,060		12.5%
Ned L. Sherwood	4731 North Highway A1A Suite 213 Vero Beach, Florida	1,820,604	[2]	19.3%
Cynthia M. White	c/o Jason Locke, CPA Wolf & Company Suite 203, 10190 152A Street Surrey, British Columbia V3R 1J7	525,941		5.6%
Alexander C. Kinzler	1100 Alakea Street, Suite 500 Honolulu, Hawaii	929,500		9.8%
Russell M. Gifford	1100 Alakea Street, Suite 500 Honolulu, Hawaii	100,000		1.1%
Kenneth S. Grossman	1100 Alakea Street, Suite 500 Honolulu, Hawaii	25,000		*
Philip J. McPherson	1100 Alakea Street, Suite 500 Honolulu, Hawaii	0		0%
Colin R. O’Farrell	1100 Alakea Street, Suite 500 Honolulu, Hawaii	9,260		*
Peter J. O’Malley	1100 Alakea Street, Suite 500 Honolulu, Hawaii	12,140		*
Bradley M. Tirpak	1100 Alakea Street, Suite 500 Honolulu, Hawaii	34,127		*
Douglas N. Woodrum	1100 Alakea Street, Suite 500 Honolulu, Hawaii	0		0%
All directors and executive officers as a group (8 persons)		1,107,527	[11]	11.7%

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

[2]
Represents shares held as of December 23, 2021 as reported on Form 4 filed by Ned L. Sherwood.  According to such filing, Mr. Sherwood may be deemed to beneficially own 1,820,604 shares of Common Stock of the Company, which includes (i) 1,582,566 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer, and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.

*	Represents less than 1% of the outstanding shares of Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Below are the transactions that occurred during fiscal years 2020 and 2021 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded the disclosure thresholds set forth in the applicable SEC rules and regulations, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On June 10, 2018, Mr. Morton H. Kinzler, a director of the Company, passed away.  The Estate of Morton H. Kinzler held 1,151,882 shares of common stock. Such shares were distributed by the Estate in March 2020. Mr. A. Kinzler received 575,941 of such shares. Ms. Cynthia M. White received 575,941 of such shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P., the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented.  Weaver and Tidwell, L.L.P. has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P. its independence. The committee also concluded that Weaver and Tidwell, L.L.P.’s performance of tax services to us and our affiliates, as pre-approved by the committee and described in the next section, does not impair Weaver and Tidwell, L.L.P.’s independence.  Based upon its discussions with management and with Weaver and Tidwell, L.L.P., the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Audit Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, and KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2021 totaled $303,051 and $61,200, respectively.  Such amounts also included fees for comfort letters, consents, and assistance with and review of documents filed with the Securities and Exchange Commission. For the comparable services provided for the fiscal year ended September 30, 2020, KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm from July 8, 2020, in each case for professional services rendered in connection with the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2020, together billed the Company a total of $180,000.

Audit-Related Fees

For the fiscal years ended September 30, 2021 and September 30, 2020, the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, and KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, respectively, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

For the fiscal years ended September 30, 2021 and September 30, 2020, the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, did not bill the Company for tax compliance, tax advice and tax planning. For the fiscal year ended September 30, 2020, such fees incurred and billed by KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, totaled $8,700.

All Other Fees

For the fiscal years ended September 30, 2021 and September 30, 2020, the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, and KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, respectively, did not bill the Company for any fees other than Audit Fees and Tax Fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Exhibits.  The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on December 21, 2021, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BARNWELL INDUSTRIES, INC.

Dated: January 27, 2022	By:	/s/ Alexander C. Kinzler
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