Form 10-Q
period 2021-12-31
BARNWELL INDUSTRIES INC
filed 2022-02-11
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021
or
☐              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 500, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip code)

(808) 531-8400
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American

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

As of February 7, 2022 there were 9,447,220 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,142,000	$11,279,000
Accounts and other receivables, net of allowance for doubtful accounts of: $355,000 at December 31, 2021; $391,000 at September 30, 2021	3,186,000	3,069,000
Income taxes receivable	519,000	530,000
Asset held for sale	—	687,000
Other current assets	2,696,000	2,470,000
Total current assets	18,543,000	18,035,000
Asset for retirement benefits	2,312,000	2,229,000
Operating lease right-of-use assets	252,000	296,000
Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	63,040,000	58,490,000
Unproved properties	—	962,000
Drilling rigs and other property and equipment	7,711,000	7,960,000
Total property and equipment	70,751,000	67,412,000
Accumulated depletion, depreciation, and amortization	(64,183,000)	(63,537,000)
Total property and equipment, net	6,568,000	3,875,000
Total assets	$27,675,000	$24,435,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,207,000	$1,416,000
Accrued capital expenditures	2,754,000	909,000
Accrued compensation	821,000	1,073,000
Accrued operating and other expenses	1,141,000	1,171,000
Current portion of asset retirement obligation	1,216,000	713,000
Other current liabilities	728,000	619,000
Total current liabilities	7,867,000	5,901,000
Long-term debt	47,000	47,000
Operating lease liabilities	159,000	180,000
Liability for retirement benefits	2,117,000	2,101,000
Asset retirement obligation	6,267,000	6,340,000
Deferred income tax liabilities	391,000	359,000
Total liabilities	16,848,000	14,928,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 9,614,683 issued at December 31, 2021 and 9,613,525 issued at September 30, 2021	4,807,000	4,807,000
Additional paid-in capital	4,846,000	4,590,000
Retained earnings	3,429,000	2,356,000
Accumulated other comprehensive income, net	7,000	32,000
Treasury stock, at cost: 167,900 shares at December 31, 2021 and September 30, 2021	(2,286,000)	(2,286,000)
Total stockholders' equity	10,803,000	9,499,000
Non-controlling interests	24,000	8,000
Total equity	10,827,000	9,507,000
Total liabilities and equity	$27,675,000	$24,435,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2021	2020
Revenues:
Oil and natural gas	$3,920,000	$1,887,000
Contract drilling	876,000	1,942,000
Sale of interest in leasehold land	600,000	485,000
Gas processing and other	58,000	73,000
	5,454,000	4,387,000
Costs and expenses:
Oil and natural gas operating	1,916,000	1,435,000
Contract drilling operating	980,000	1,108,000
General and administrative	1,830,000	1,185,000
Depletion, depreciation, and amortization	483,000	276,000
Impairment of assets	—	630,000
Interest expense	—	1,000
	5,209,000	4,635,000
Earnings (loss) before equity in income of affiliates and income taxes	245,000	(248,000)
Equity in income of affiliates	1,207,000	1,054,000
Earnings before income taxes	1,452,000	806,000
Income tax provision	112,000	63,000
Net earnings	1,340,000	743,000
Less: Net earnings attributable to non-controlling interests	267,000	159,000
Net earnings attributable to Barnwell Industries, Inc.	$1,073,000	$584,000
Basic and diluted net earnings per common share attributable to Barnwell Industries, Inc. stockholders	$0.11	$0.07
Weighted-average number of common shares outstanding:
Basic and diluted	9,446,291	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2021	2020
Net earnings	$1,340,000	$743,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(25,000)	(234,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	33,000
Total other comprehensive loss	(25,000)	(201,000)
Total comprehensive income	1,315,000	542,000
Less: Comprehensive income attributable to non-controlling interests	(267,000)	(159,000)
Comprehensive income attributable to Barnwell Industries, Inc.	$1,048,000	$383,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Three months ended December 31, 2021 and 2020
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net earnings	—	—	—	584,000	—	—	159,000	743,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(234,000)	—	—	(234,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(248,000)	(248,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Balance at December 31, 2020	8,277,160	$4,223,000	$1,350,000	$(3,313,000)	$(1,636,000)	$(2,286,000)	$3,000	$(1,659,000)

Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000
Net earnings	—	—	—	1,073,000	—	—	267,000	1,340,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(25,000)	—	—	(25,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(251,000)	(251,000)
Share-based compensation	—	—	254,000	—	—	—	—	254,000
Issuance of common stock for services	1,158	—	2,000	—	—	—	—	2,000
Balance at December 31, 2021	9,446,783	$4,807,000	$4,846,000	$3,429,000	$7,000	$(2,286,000)	$24,000	$10,827,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$1,340,000	$743,000
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity in income of affiliates	(1,207,000)	(1,054,000)
Depletion, depreciation, and amortization	483,000	276,000
Impairment of assets	—	630,000
Sale of interest in leasehold land, net of fees paid	(527,000)	(426,000)
Distributions of income from equity investees	1,207,000	1,054,000
Retirement benefits income	(68,000)	(8,000)
Accretion of asset retirement obligation	159,000	137,000
Non-cash rent income	(1,000)	(1,000)
Deferred income tax expense	32,000	39,000
Asset retirement obligation payments	(83,000)	(38,000)
Share-based compensation expense	254,000	—
Common stock issued for services	2,000	—
Retirement plan contributions and payments	—	(2,000)
Bad debt expense	—	7,000
Decrease from changes in current assets and liabilities	(682,000)	(1,277,000)
Net cash provided by operating activities	909,000	80,000
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	—	813,000
Proceeds from sale of interest in leasehold land, net of fees paid	527,000	426,000
Proceeds from the sale of contract drilling assets	687,000	—
Payments to acquire oil and natural gas properties	(317,000)	—
Capital expenditures - oil and natural gas	(702,000)	(364,000)
Capital expenditures - all other	(1,000)	—
Net cash provided by investing activities	194,000	875,000
Cash flows from financing activities:
Borrowings on long-term debt	—	31,000
Distributions to non-controlling interests	(251,000)	(248,000)
Net cash used in financing activities	(251,000)	(217,000)
Effect of exchange rate changes on cash and cash equivalents	11,000	12,000
Net increase in cash and cash equivalents	863,000	750,000
Cash and cash equivalents at beginning of period	11,279,000	4,584,000
Cash and cash equivalents at end of period	$12,142,000	$5,334,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2021 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1. The Condensed Consolidated Balance Sheet as of September 30, 2021 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2021, results of operations, comprehensive income, equity (deficit) and cash flows for the three months ended December 31, 2021 and 2020, have been made. The results of operations for the period ended December 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The Company adopted the provisions of this ASU effective October 1, 2021. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

2.    EARNINGS PER COMMON SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities, which consist of outstanding stock options. Potentially dilutive shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

Options to purchase 615,000 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2021, as their inclusion would have been anti-dilutive. There were no options outstanding at December 31, 2020.

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations are detailed in the following tables:

	Three months ended December 31, 2021
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,073,000	9,446,291	$0.11
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,073,000	9,446,291	$0.11

	Three months ended December 31, 2020
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$584,000	8,277,160	$0.07
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$584,000	8,277,160	$0.07

3.    INVESTMENTS

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP (“KD Kona”) and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which six lots remain to be sold at Increment I as of December 31, 2021, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships. Two ocean front parcels approximately two to three acres in size each fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

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

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the

Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which was reflected as an additional equity pickup in the "Equity in income of affiliates" line item in the accompanying Condensed Consolidated Statement of Operations for the three months ended December 31, 2020. The preferred return payments received in the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which was the total amount to which Barnwell was entitled.
During the three months ended December 31, 2021, Barnwell received cash distributions of $1,207,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $1,075,000, after distributing $132,000 to non-controlling interests. During the three months ended December 31, 2020, Barnwell received net cash distributions in the amount of $1,712,000 from the Kukio Resort Land Development Partnerships after distributing $155,000 to non-controlling interests. Of the $1,712,000 net cash distributions received, $459,000 represented a payment of the preferred return from KKM, as discussed above.
Barnwell's equity in income of affiliates was $1,207,000 for the three months ended December 31, 2021, as compared to $1,054,000, which includes the $459,000 payment of the preferred return from KKM discussed above, for the three months ended December 31, 2020.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended December 31,
	2021	2020
Revenue	$9,253,000	$8,120,000
Gross profit	$6,714,000	$3,998,000
Net earnings	$5,963,000	$2,612,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the three months ended December 31, 2021 was equivalent to the $1,207,000 of distributions received in that period.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 17).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lot sales was $243,038,000 through December 31, 2021. Three single-family lots were sold during the three months ended December 31, 2021 and six single-family lots, of the 80 lots developed within Increment I, remained to be sold as of December 31, 2021.

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell will not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments also is obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

The following table summarizes Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$600,000	$485,000
Fees - included in general and administrative expenses	(73,000)	(59,000)
Sale of interest in leasehold land, net of fees paid	$527,000	$426,000

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

4.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”), an entity affiliated with the Company, entered into the Limited Liability Agreement (the “Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Ventre is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell and as of December 31, 2021, the Company has made a total of $1,250,000 in cumulative capital contributions to Teton Barnwell to fund its oil and natural gas investments in Oklahoma.

The Company has determined that Teton Barnwell is a variable interest entity (“VIE”) as the entity is structured with non-substantive voting rights and that the Company is the primary beneficiary. This is due to the fact that even though Teton Barnwell has a unanimous consent voting structure, BOK is responsible for 100% of the capital contributions required to fund Teton Barnwell’s future oil exploration and development investments pursuant to the Agreement and thus, BOK has the power to steer the decisions that most significantly impact Teton Barnwell’s economic performance and has the obligation to absorb any potential losses that could be significant to Teton Barnwell. As BOK is the primary beneficiary of the VIE, Teton Barnwell’s operating results, assets and liabilities are consolidated by the Company.

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

	December 31, 2021	September 30, 2021
ASSETS
Cash and cash equivalents	$444,000	$136,000
Accounts and other receivables	945,000	118,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	1,019,000	203,000
Unproved properties	—	962,000
Total assets	$2,408,000	$1,419,000

LIABILITIES
Accounts payable	$10,000	$3,000
Accrued capital expenditures	284,000	581,000
Accrued operating and other expenses	71,000	20,000
Total liabilities	$365,000	$604,000

5.    ASSET HELD FOR SALE

In September 2021, the Company designated a contract drilling segment drilling rig and related ancillary equipment, with an aggregate net carrying value of $725,000, as assets held for sale and recorded an impairment of $38,000 to reduce the value of these assets to its fair value, less estimated selling costs. The fair value of these assets in the aggregate amount of $687,000 was recorded as “Assets held for sale” on the Company's Condensed Consolidated Balance Sheet at September 30, 2021. In October 2021, the Company sold the drilling rig and related ancillary equipment for proceeds of $687,000, net of related costs, which was equivalent to its net carrying value.

6.    OIL AND NATURAL GAS PROPERTIES

Acquisitions

    In the three months ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000. There were no oil and natural gas working interest acquisitions during the three months ended December 31, 2020.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a no ceiling test impairment during the three months ended December 31, 2021. There was a $630,000 ceiling test impairment during the three months ended December 31, 2020.

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

7.    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees. Additionally, Barnwell sponsors a Supplemental Executive Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and previously a sponsored post-retirement medical insurance benefits plan (“Post-retirement Medical”) covering eligible U.S. employees.

In June 2021, the Company terminated its Post-retirement Medical plan effective June 4, 2021. Pursuant to the Post-retirement Medical plan document, the Company, as the sponsor of the Post-retirement Medical plan, had the right to terminate the plan by resolution of the Board of Directors of the Company and sixty days’ notice to each participant in the plan. Further, under the terms of the plan document, the participants in the Post-retirement Medical plan were not entitled to any unpaid vested benefits thereunder upon termination of the plan. The Post-retirement Medical plan was an unfunded plan and the Company funded benefits when payments were made.

The following table details the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2021	2020	2021	2020	2021	2020
Interest cost	$73,000	$65,000	$15,000	$13,000	$—	$18,000
Expected return on plan assets	(156,000)	(137,000)	—	—	—	—
Amortization of net actuarial loss	—	10,000	—	—	—	23,000
Net periodic benefit (income) cost	$(83,000)	$(62,000)	$15,000	$13,000	$—	$41,000

The net periodic benefit (income) cost is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Currently, no contributions are expected to be made to the Pension Plan during fiscal 2022. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2022 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.    INCOME TAXES

The components of earnings before income taxes, after adjusting the earnings for non-controlling interests, are as follows:

	Three months ended December 31,
	2021	2020
United States	$892,000	$1,422,000
Canada	293,000	(775,000)
	$1,185,000	$647,000

The components of the income tax provision are as follows:

	Three months ended December 31,
	2021	2020
Current	$80,000	$24,000
Deferred	32,000	39,000
	$112,000	$63,000

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma and Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes.

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2021 and 2020.

	Three months ended December 31, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$2,668,000	$—	$—	$—	$2,668,000
Natural gas	849,000	—	—	—	849,000
Natural gas liquids	403,000	—	—	—	403,000
Drilling and pump	—	876,000	—	—	876,000
Contingent residual payments	—	—	600,000	—	600,000
Other	—	—	—	57,000	57,000
Total revenues before interest income	$3,920,000	$876,000	$600,000	$57,000	$5,453,000
Geographical regions:
United States	$964,000	$876,000	$600,000	$4,000	$2,444,000
Canada	2,956,000	—	—	53,000	3,009,000
Total revenues before interest income	$3,920,000	$876,000	$600,000	$57,000	$5,453,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,920,000	$—	$600,000	$57,000	$4,577,000
Services transferred over time	—	876,000	—	—	876,000
Total revenues before interest income	$3,920,000	$876,000	$600,000	$57,000	$5,453,000

	Three months ended December 31, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,380,000	$—	$—	$—	$1,380,000
Natural gas	375,000	—	—	—	375,000
Natural gas liquids	132,000	—	—	—	132,000
Drilling and pump	—	1,942,000	—	—	1,942,000
Contingent residual payments	—	—	485,000	—	485,000
Other	—	—	—	73,000	73,000
Total revenues before interest income	$1,887,000	$1,942,000	$485,000	$73,000	$4,387,000
Geographical regions:
United States	$—	$1,942,000	$485,000	$—	$2,427,000
Canada	1,887,000	—	—	73,000	1,960,000
Total revenues before interest income	$1,887,000	$1,942,000	$485,000	$73,000	$4,387,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,887,000	$—	$485,000	$73,000	$2,445,000
Services transferred over time	—	1,942,000	—	—	1,942,000
Total revenues before interest income	$1,887,000	$1,942,000	$485,000	$73,000	$4,387,000

Contract Balances
    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2021	September 30, 2021
Accounts receivables from contracts with customers	$2,990,000	$2,797,000
Contract assets	497,000	581,000
Contract liabilities	523,000	455,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2021 and September 30, 2021, the Company had $523,000 and $455,000, respectively, included in “Other current liabilities” on the balance sheet for those performance obligations expected to be completed in the next twelve months.

During the three months ended December 31, 2021 and 2020, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $186,000 and $573,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At December 31, 2021, the Company had four contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 13% of the remaining performance obligation of $2,818,000 is expected to be recognized as revenue in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of December 31, 2021 and September 30, 2021, the Company had $281,000 and $326,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2021 and 2020, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three months ended December 31, 2021 and 2020.

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

	Three months ended December 31,
	2021	2020
Revenues:
Oil and natural gas	$3,920,000	$1,887,000
Contract drilling	876,000	1,942,000
Land investment	600,000	485,000
Other	57,000	73,000
Total before interest income	5,453,000	4,387,000
Interest income	1,000	—
Total revenues	$5,454,000	$4,387,000
Depletion, depreciation, and amortization:
Oil and natural gas	$436,000	$195,000
Contract drilling	47,000	76,000
Other	—	5,000
Total depletion, depreciation, and amortization	$483,000	$276,000
Impairment:
Oil and natural gas	$—	$630,000
Total impairment	$—	$630,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$1,568,000	$(373,000)
Contract drilling	(151,000)	758,000
Land investment	600,000	485,000
Other	57,000	68,000
Total operating profit	2,074,000	938,000
Equity in income of affiliates:
Land investment	1,207,000	1,054,000
General and administrative expenses	(1,830,000)	(1,185,000)
Interest expense	—	(1,000)
Interest income	1,000	—
Earnings before income taxes	$1,452,000	$806,000

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended December 31,
	2021	2020
Foreign currency translation:
Beginning accumulated foreign currency translation	$262,000	$545,000
Change in cumulative translation adjustment before reclassifications	(25,000)	(234,000)
Income taxes	—	—
Net current period other comprehensive loss	(25,000)	(234,000)
Ending accumulated foreign currency translation	237,000	311,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(230,000)	(1,980,000)
Amortization of net actuarial loss	—	33,000
Income taxes	—	—
Net current period other comprehensive income	—	33,000
Ending accumulated retirement plans benefit cost	(230,000)	(1,947,000)
Accumulated other comprehensive income (loss), net of taxes	$7,000	$(1,636,000)

    The amortization of net actuarial loss for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 7 for additional details).

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

In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023.

14.                                   STOCKHOLDERS' EQUITY (DEFICIT)

At The Market Offering

On March 16, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P,”), with respect to an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.50 per share, having an aggregate sales price of up to $25 million (subject to certain limitations set forth in the Sales Agreement and applicable securities laws, rules and regulations), through or to A.G.P as the Company’s sales agent or as principal. Sales of our common stock under the ATM, if any, will be made by any methods deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the NYSE American, on any other existing trading market for our Common Stock, or to or through a market maker. Shares of common stock sold under the ATM are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-254365), filed with the Securities and Exchange Commission on March 16, 2021, and declared effective on March 26, 2021 (the "Registration Statement”), and the prospectus dated March 26, 2021, included in the Registration Statement.

The sale of shares under the ATM began in May 2021 and in fiscal 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,784,000 after commissions and fees of $123,000. No shares were sold under the ATM during the three months ended December 31, 2021.

15.                           CONTINGENCIES

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

In the three months ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have a verbal arrangement where Barnwell will provide for centralizers and armored cabling and a warranty agreement, however Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers and armored cabling have been accrued, no accrual has been recorded as of December 31, 2021 for the warranty as there is no probable or estimable contingent liability.

16.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Capital expenditure accruals related to oil and natural gas exploration and development increased $1,851,000 during the three months ended December 31, 2021 and decreased $225,000 during the three months ended December 31, 2020. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $304,000 during the three months ended December 31, 2021 and decreased $176,000 during the three months ended December 31, 2020.

17.    RELATED PARTY TRANSACTIONS

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

During the three months ended December 31, 2021, Kaupulehu Developments received $600,000 in percentage of sales payments from KD I from the sale of three single-family lots within Phase II of Increment I. During the three months ended December 31, 2020, Kaupulehu Developments received $485,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I.

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

18.    SUBSEQUENT EVENTS

Oil and Natural Gas Property Acquisitions

Subsequent to December 31, 2021, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for consideration of approximately $1,250,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment. This transaction will be reflected in Barnwell's quarter ending March 31, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2021 and “Risk Factors” section of this Quarterly Report filed on Form 10-Q. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1, for the fiscal year ended September 30, 2021. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2021. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the Omicron variant, spreading throughout the U.S. and globally and causing significant disruptions. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.

The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has recovered from the lows of March through May of 2020, uncertainty regarding future oil prices has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and 2021 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews is uncertain, and any work stoppage or discontinuation of contracts currently in backlog could result in a material adverse impact to the Company’s financial condition and outlook. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of new, more contagious or lethal variants that may emerge, and the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Impact of Recently Issued Accounting Standards on Future Filings

    In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. This ASU is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods. The FASB has subsequently issued other related ASUs which amend ASU 2016-13 to provide clarification and additional guidance. The Company is currently evaluating the impact of these standards.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which six remained to be sold at December 31, 2021, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

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

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

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

Results of Operations

Summary

The net earnings attributable to Barnwell for the three months ended December 31, 2021 totaled $1,073,000, a $489,000 increase in operating results from net earnings of $584,000 for the three months ended December 31, 2020. The following factors affected the results of operations for the three months ended December 31, 2021 as compared to the same period in the prior year:

•A $1,941,000 improvement in oil and natural gas segment operating results, before income taxes, due in part to a ceiling test impairment of $630,000 in the prior year period, whereas there was no such ceiling test impairment in the current year period. Also contributing to the increase was an increase in oil and natural gas prices in the current period as compared to the same period in the prior year;

•A $909,000 decrease in contract drilling segment operating results, before income taxes, primarily due to a significant well drilling contract in the prior year period that was essentially completed as of December 31, 2020; and

•A $645,000 increase in general and administrative expenses primarily due to increases in share-based compensation expense, compensation costs and professional fees related to legal and consulting services in the current year period as compared to the same period in the prior year.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in the three months ended December 31, 2021 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% at December 31, 2021 as compared to September 30, 2021. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar liabilities are greater than its Canadian dollar assets; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive loss or income, respectively. Other comprehensive income and losses are not included in net earnings. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2021 was $25,000, a $209,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $234,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2021 and 2020 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2021	2020	$	%
Natural Gas (Mcf)*	$4.08	$2.12	$1.96	92%
Oil (Bbls)**	$68.50	$35.48	$33.02	93%
Liquids (Bbls)**	$31.04	$21.96	$9.08	41%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2021	2020	Units	%
Natural Gas (Mcf)*	205,000	171,000	34,000	20%
Oil (Bbls)**	39,000	39,000	—	—
Liquids (Bbls)**	13,000	6,000	7,000	117%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $1,568,000 of operating profit before general and administrative expenses in the three months ended December 31, 2021, an increase in operating results of $1,941,000 as compared to a $373,000 operating loss during the same period of the prior year. There was a $630,000 ceiling test impairment included in the operating loss in the prior year period, whereas there was no ceiling test impairment in the current year period due to an increase in the historical average first-day-of-the-month prices during the 12-month period ended December 31, 2021, as compared to those historical prices in the prior year period.

Oil and natural gas revenues increased $2,033,000 (108%) for the three months ended December 31, 2021, as compared to the same period in the prior year, primarily due to 93% and 92% increases in oil and natural gas prices, respectively, and 117% and 20% increases in natural gas liquids and natural gas production, respectively, primarily from new production from Oklahoma properties. New oil production from the Oklahoma properties offset the decline in oil production from Canadian properties. Oil and natural gas operating expenses increased $481,000 (34%) for the three months ended December 31, 2021, as compared to the prior year period, primarily due to higher workovers, repairs, utilities and hauling costs at the Twining area, as well as restart costs for the Twining wells acquired in the previous fiscal year. The increase was partially offset by a decrease in costs due to lower production from Canadian properties in the current year period as compared to the prior year period. Oil and natural gas segment depletion increased $241,000 (124%) for the three months ended December 31, 2021, as compared to the prior year period, primarily due to $157,000 in depletion due to production in Oklahoma, whereas there was no such depletion in the three months ended December 31, 2020 and an increase in the depletion rate due primarily to the drilling of three new wells at the Twining area. The depletion rate prior to the drilling of the three new wells was lower due to impact of prior ceiling test impairments on the depletion base.

All seven of the non-operated wells in Oklahoma that the Company participated in drilling in the year ended September 30, 2021 were producing in the three months ended December 31, 2021. The Company’s share of net production from these wells plus one well with a minor overriding royalty interest totaled 6,000 barrels of oil, 9,000 barrels of natural gas liquids, and 67,000 Mcf of natural gas for total revenues of $964,000 during the three months ended December 31, 2021. Our Oklahoma production is from shale oil wells that as a rule have steep production declines and accordingly, we estimate that their production will decline significantly.

Oil prices continue to be volatile over time and thus the Company is unable to reasonably predict future oil, natural gas and natural gas liquids prices and the impacts future prices will have on the Company.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2021	2020
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$600,000	$485,000
Fees - included in general and administrative expenses	(73,000)	(59,000)
Sale of interest in leasehold land, net of fees paid	$527,000	$426,000

During the three months ended December 31, 2021, Kaupulehu Developments received $600,000 in percentage of sales payments from KD I from the sale of three single-family lots within Phase II of Increment I. During the three months ended December 31, 2020, Kaupulehu Developments received $485,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I.

As of December 31, 2021, six single-family lots of the 80 lots developed within Increment I remained to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $1,066,000 (55%) and $128,000 (12%), respectively, for the three months ended December 31, 2021, as compared to the same period in the prior year. The contract drilling segment generated a $151,000 operating loss before general and administrative expenses in the three months ended December 31, 2021, a decrease in operating results of $909,000 as compared to a $758,000 operating profit during the same period of the prior year.

The decrease in contract drilling revenues and contract drilling costs for the three months ended December 31, 2021 as compared to the same period in the prior year is primarily due to a significant well drilling contract in the prior year period. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to two drilling rigs were being used at this job during the prior year period with crews working extended hours. However, activity related to this contract was essentially completed in the quarter ended December 31, 2020 and thus contract drilling revenues and costs have decreased in the current year period as compared to the same period of the prior year.

In the three months ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have a verbal arrangement where Barnwell will provide for centralizers and armored cabling and a warranty agreement, however Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers and armored cabling have been accrued, no accrual has been recorded as of December 31, 2021 for the warranty as there is no probable or estimable contingent liability.

There has been a significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. The continuing potential impact of COVID-19 on the health of our contract drilling segment's crew is uncertain, and any work stoppage or discontinuation of contracts currently in backlog due to COVID-19 impacts could result in a material adverse impact to the Company’s financial condition and outlook.

General and administrative expenses

General and administrative expenses increased $645,000 (54%) for the three months ended December 31, 2021, as compared to the same period in the prior year. The increase was primarily due to increases in share-based compensation expense, compensation costs and professional fees related to legal and consulting services in the current year period as compared to the same period in the prior year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $207,000 (75%) for the three months ended December 31, 2021, as compared to the same period in the prior year, primarily due to $157,000 in depletion due to production in Oklahoma, whereas there was no such depletion in the three months ended December 31, 2020 and an increase in the depletion rate due primarily to the drilling of three new wells at the Twining area, as discussed in the “Oil and natural gas” section above.

Impairment of assets

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended December 31, 2021. There was a $630,000 ceiling test impairment during the three months ended December 31, 2020.

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

Equity in income of affiliates

Barnwell recognized equity in income of affiliates of $1,207,000 during the three months ended December 31, 2021, as compared to $1,054,000 during the three months ended December 31, 2020. The increase was primarily due to the Kukio Resort Land Development Partnerships' sale of three lots during the current year period as compared to two lot sales in the prior year period and more club memberships sold, partially offset by $459,000 in preferred return payments received from KKM in the prior year period as compared to none in the current year period.

During the three months ended December 31, 2021, Barnwell received cash distributions of $1,207,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $1,075,000, after distributing $132,000 to non-controlling interests. During the three months ended December 31, 2020, Barnwell received net cash distributions in the amount of $1,712,000 from the Kukio Resort Land Development Partnerships after distributing $155,000 to non-controlling interests. Of the $1,712,000 net cash distributions received, $459,000 represented a payment of the preferred return from KKM, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the three months ended December 31, 2021 was equivalent to the $1,207,000 of distributions received in that period.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2021, after adjusting earnings before income taxes for non-controlling interests, was 9%, as compared to an effective income tax rate of 10% for the three months ended December 31, 2020.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma and Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes.

Net earnings attributable to non-controlling interests

    Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests for the three months ended December 31, 2021 totaled $267,000, as compared to net earnings attributable to non-controlling interests of $159,000 for the same period in the prior year. The increase of $108,000 is primarily due to increases in the amount of Kukio Resort Land Development Partnerships' income and percentage of sales proceeds received in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, land investment segment proceeds, and starting in fiscal 2021, funds generated by the ATM program. At December 31, 2021, Barnwell had $10,676,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $909,000 for the three months ended December 31, 2021, as compared to cash flows provided by operating activities of $80,000 for the same period in the prior year. This $829,000 change in operating cash flows was primarily due to higher operating results, before non-cash impairment expenses, for the oil and natural gas segment, which was partially offset by lower operating results for the contract drilling segment in the current year period as compared to the prior year period, and fluctuations in working capital.

Cash flows provided by investing activities totaled $194,000 during the three months ended December 31, 2021, as compared to cash flows provided by investing activities of $875,000 during the same period of the prior year. This $681,000 decrease in investing cash flows was primarily due to an increase of $338,000 in oil and natural gas capital expenditures, an increase of $317,000 in payments to acquire oil and natural gas properties, and a decrease of $813,000 in distributions from equity investees in excess of earnings received in the prior year period as compared to none in the current year period, partially offset by a $687,000 increase in proceeds from the sale of contract drilling assets in the current period as compared to none in the prior year period.

Cash flows used in financing activities totaled $251,000 during the three months ended December 31, 2021, as compared to cash flows used in financing activities of $217,000 for the same period in the prior year.

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($47,000) under the program. In January 2022, the CEBA program announced an extension to the repayment deadline from December 31, 2022, to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.6% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $2,870,000 for the three months ended December 31, 2021, as compared to $139,000 for the same period in the prior year.

The Company participated in the drilling of one operated and two non-operated for a total of three gross (1.6 net) wells in the Twining area of Alberta, Canada. The drilling phases of the wells were largely complete as of December 31, 2021, with completion of those wells to occur and expected production commencing in the latter part of the three months ending March 31, 2022. Capital expenditures incurred for the drilling phase of these wells in the three months ended December 31, 2021 totaled approximately $2,350,000.

All seven of the non-operated wells in Oklahoma that the Company participated in drilling in the year ended September 30, 2021 were producing in the three months ended December 31, 2021.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2022 will range from $7,000,000 to $9,500,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties Acquisitions

In the three months ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.

There were no oil and natural gas working interest acquisitions during the three months ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2021, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2021 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

    We are updating the risk factor disclosure in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1, for the fiscal year ended September 30, 2021 by adding the discussion below.

Risk Related to Oil and Natural Gas Segment

Actual revenues and operating expenses for our Oklahoma properties may differ from our estimates.

    As revenue and operating expense information from our royalty and non-operated working interest properties in Oklahoma are generally received several months after the production month, the Company accrues for revenue and operating expenses by estimating our share of production volumes and costs based on data provided by the operator of the properties and product spot prices, and are subsequently adjusted to actual amounts in the period of receipt of actual data. Any identified differences between estimated revenue and operating cost estimates and actual data historically have not been significant, however at this time there is limited history to date and thus there is no assurance that actual information will not vary significantly from our estimates.

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 11, 2022	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)