Form 10-Q
period 2022-03-31
BARNWELL INDUSTRIES INC
filed 2022-05-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
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

As of May 6, 2022 there were 9,956,687 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,626,000	$11,279,000
Accounts and other receivables, net of allowance for doubtful accounts of: $192,000 at March 31, 2022; $391,000 at September 30, 2021	4,764,000	3,069,000
Income taxes receivable	638,000	530,000
Asset held for sale	—	687,000
Other current assets	3,228,000	2,470,000
Total current assets	18,256,000	18,035,000
Asset for retirement benefits	2,395,000	2,229,000
Operating lease right-of-use assets	276,000	296,000
Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	70,377,000	58,490,000
Unproved properties	—	962,000
Drilling rigs and other property and equipment	7,680,000	7,960,000
Total property and equipment	78,057,000	67,412,000
Accumulated depletion, impairment, depreciation, and amortization	(65,552,000)	(63,537,000)
Total property and equipment, net	12,505,000	3,875,000
Total assets	$33,432,000	$24,435,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,659,000	$1,416,000
Accrued capital expenditures	1,360,000	909,000
Accrued compensation	555,000	1,073,000
Accrued operating and other expenses	1,266,000	1,171,000
Current portion of asset retirement obligation	1,532,000	713,000
Other current liabilities	858,000	619,000
Total current liabilities	7,230,000	5,901,000
Long-term debt	48,000	47,000
Operating lease liabilities	174,000	180,000
Liability for retirement benefits	2,131,000	2,101,000
Asset retirement obligation	8,031,000	6,340,000
Deferred income tax liabilities	357,000	359,000
Total liabilities	17,971,000	14,928,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 10,124,587 issued at March 31, 2022; 9,613,525 issued at September 30, 2021	5,062,000	4,807,000
Additional paid-in capital	7,121,000	4,590,000
Retained earnings	5,481,000	2,356,000
Accumulated other comprehensive loss, net	19,000	32,000
Treasury stock, at cost: 167,900 shares at March 31, 2022 and September 30, 2021	(2,286,000)	(2,286,000)
Total stockholders’ equity	15,397,000	9,499,000
Non-controlling interests	64,000	8,000
Total equity	15,461,000	9,507,000
Total liabilities and equity	$33,432,000	$24,435,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Revenues:
Oil and natural gas	$5,133,000	$2,552,000	$9,053,000	$4,439,000
Contract drilling	818,000	1,389,000	1,694,000	3,331,000
Sale of interest in leasehold land	695,000	—	1,295,000	485,000
Gas processing and other	33,000	57,000	91,000	130,000
	6,679,000	3,998,000	12,133,000	8,385,000
Costs and expenses:
Oil and natural gas operating	2,126,000	1,759,000	4,042,000	3,194,000
Contract drilling operating	918,000	1,465,000	1,898,000	2,573,000
General and administrative	2,241,000	1,928,000	4,071,000	3,113,000
Depletion, depreciation, and amortization	618,000	227,000	1,101,000	503,000
Impairment of assets	—	—	—	630,000
Interest expense	—	3,000	—	4,000
	5,903,000	5,382,000	11,112,000	10,017,000
Earnings (loss) before equity in income of affiliates and income taxes	776,000	(1,384,000)	1,021,000	(1,632,000)
Equity in income of affiliates	1,760,000	624,000	2,967,000	1,678,000
Earnings (loss) before income taxes	2,536,000	(760,000)	3,988,000	46,000
Income tax provision	138,000	34,000	250,000	97,000
Net earnings (loss)	2,398,000	(794,000)	3,738,000	(51,000)
Less: Net earnings attributable to non-controlling interests	346,000	62,000	613,000	221,000
Net earnings (loss) attributable to Barnwell Industries, Inc.	$2,052,000	$(856,000)	$3,125,000	$(272,000)
Basic and diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.21	$(0.10)	$0.33	$(0.03)
Weighted-average number of common shares outstanding:
Basic and diluted	9,570,989	8,277,160	9,507,955	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net earnings (loss)	$2,398,000	$(794,000)	$3,738,000	$(51,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	12,000	(85,000)	(13,000)	(319,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	33,000	—	66,000
Total other comprehensive income (loss)	12,000	(52,000)	(13,000)	(253,000)
Total comprehensive income (loss)	2,410,000	(846,000)	3,725,000	(304,000)
Less: Comprehensive income attributable to non-controlling interests	(346,000)	(62,000)	(613,000)	(221,000)
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$2,064,000	$(908,000)	$3,112,000	$(525,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Three months ended March 31, 2022 and 2021
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at December 31, 2020	8,277,160	$4,223,000	$1,350,000	$(3,313,000)	$(1,636,000)	$(2,286,000)	$3,000	$(1,659,000)
Net (loss) earnings	—	—	—	(856,000)	—	—	62,000	(794,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(85,000)	—	—	(85,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(61,000)	(61,000)
Share-based compensation	—	—	151,000	—	—	—	—	151,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Balance at March 31, 2021	8,277,160	$4,223,000	$1,501,000	$(4,169,000)	$(1,688,000)	$(2,286,000)	$4,000	$(2,415,000)

Balance at December 31, 2021	9,446,783	$4,807,000	$4,846,000	$3,429,000	$7,000	$(2,286,000)	$24,000	$10,827,000
Net earnings	—	—	—	2,052,000	—	—	346,000	2,398,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	12,000	—	—	12,000
Distributions to non-controlling interests	—	—	—	—	—	—	(306,000)	(306,000)
Share-based compensation	—	—	173,000	—	—	—	—	173,000
Issuance of common stock for services	437	—	1,000	—	—	—	—	1,000
Issuance of common stock, net of costs	509,467	255,000	2,101,000	—	—	—	—	2,356,000
Balance at March 31, 2022	9,956,687	$5,062,000	$7,121,000	$5,481,000	$19,000	$(2,286,000)	$64,000	$15,461,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Six months ended March 31, 2022 and 2021
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net (loss) earnings	—	—	—	(272,000)	—	—	221,000	(51,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(319,000)	—	—	(319,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(309,000)	(309,000)
Share-based compensation	—	—	151,000	—	—	—	—	151,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	66,000	—	—	66,000
Balance at March 31, 2021	8,277,160	$4,223,000	$1,501,000	$(4,169,000)	$(1,688,000)	$(2,286,000)	$4,000	$(2,415,000)

Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000
Net earnings	—	—	—	3,125,000	—	—	613,000	3,738,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(13,000)	—	—	(13,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(557,000)	(557,000)
Share-based compensation	—	—	427,000	—	—	—	—	427,000
Issuance of common stock for services	1,595	—	3,000	—	—	—	—	3,000
Issuance of common stock, net of costs	509,467	255,000	2,101,000	—	—	—	—	2,356,000
Balance at March 31, 2022	9,956,687	$5,062,000	$7,121,000	$5,481,000	$19,000	$(2,286,000)	$64,000	$15,461,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$3,738,000	$(51,000)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Equity in income of affiliates	(2,967,000)	(1,678,000)
Depletion, depreciation, and amortization	1,101,000	503,000
Impairment of assets	—	630,000
Sale of interest in leasehold land, net of fees paid	(1,137,000)	(426,000)
Distributions of income from equity investees	2,737,000	1,607,000
Retirement benefits income	(136,000)	(17,000)
Non-cash rent income	—	(2,000)
Accretion of asset retirement obligation	351,000	277,000
Deferred income tax (benefit) expense	(2,000)	14,000
Asset retirement obligation payments	(363,000)	(179,000)
Share-based compensation expense	427,000	151,000
Common stock issued for services	3,000	—
Retirement plan contributions and payments	(1,000)	(4,000)
Bad debt expense	44,000	7,000
Decrease from changes in current assets and liabilities	(2,096,000)	(1,170,000)
Net cash provided by (used in) operating activities	1,699,000	(338,000)
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	230,000	813,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,137,000	426,000
Proceeds from the sale of contract drilling assets	687,000	—
Payments to acquire oil and natural gas properties	(1,563,000)	—
Capital expenditures - oil and natural gas	(5,223,000)	(552,000)
Capital expenditures - all other	(9,000)	(24,000)
Payment for other non-current asset	—	(250,000)
Issuance of note receivable	(400,000)	—
Net cash (used in) provided by investing activities	(5,141,000)	413,000
Cash flows from financing activities:
Borrowings on long-term debt	—	47,000
Distributions to non-controlling interests	(557,000)	(309,000)
Proceeds from issuance of stock, net of costs	2,356,000	—
Payment of deferred offering costs	—	(23,000)
Net cash provided by (used in) financing activities	1,799,000	(285,000)
Effect of exchange rate changes on cash and cash equivalents	(10,000)	13,000
Net decrease in cash and cash equivalents	(1,653,000)	(197,000)
Cash and cash equivalents at beginning of period	11,279,000	4,584,000
Cash and cash equivalents at end of period	$9,626,000	$4,387,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2022, results of operations, comprehensive income (loss), and equity (deficit) for the three and six months ended March 31, 2022 and 2021, and cash flows for the six months ended March 31, 2022 and 2021, have been made. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

Options to purchase 615,000 and 665,000 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2022 and 2021, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended March 31, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$2,052,000	9,570,989	$0.21
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$2,052,000	9,570,989	$0.21

	Six months ended March 31, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$3,125,000	9,507,955	$0.33
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$3,125,000	9,507,955	$0.33

	Three months ended March 31, 2021
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(856,000)	8,277,160	$(0.10)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(856,000)	8,277,160	$(0.10)

	Six months ended March 31, 2021
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(272,000)	8,277,160	$(0.03)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(272,000)	8,277,160	$(0.03)

3.    NOTE RECEIVABLE

In February 2022, the Company loaned $400,000 to an unrelated third party and recorded a $400,000 note receivable. The note receivable is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2022. In April 2022, the loan was repaid in full and no interest was accrued during the outstanding period.

4.    INVESTMENTS

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP (“KD Kona”) and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which three lots remain to be sold at Increment I as of March 31, 2022, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

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

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which was reflected as an additional equity pickup in the "Equity in income of affiliates" line item in the accompanying Condensed Consolidated Statement of Operations for the six months ended March 31, 2021. The preferred return payments received in the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which was the total amount to which Barnwell was entitled.

During the six months ended March 31, 2022, Barnwell received cash distributions of $2,967,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $2,643,000, after distributing $324,000 to non-controlling interests. During the six months ended March 31, 2021, Barnwell received net cash distributions in the amount of $2,205,000 after distributing $215,000 to non-controlling interests. Of the $2,205,000 net cash distributions received, $459,000 represented a payment of the preferred return from KKM, as discussed above.

Barnwell’s share of the operating results of its equity affiliates was income of $1,760,000 and $2,967,000 for the three and six months ended March 31, 2022, respectively, compared to income of $624,000 and $1,678,000, which includes the $459,000 payment of the preferred return from KKM discussed above, for the three and six months ended March 31, 2021, respectively.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended March 31,
	2022	2021
Revenue	$9,665,000	$7,330,000
Gross profit	$6,433,000	$3,646,000
Net earnings	$5,673,000	$2,702,000

	Six months ended March 31,
	2022	2021
Revenue	$18,918,000	$15,450,000
Gross profit	$13,147,000	$7,644,000
Net earnings	$11,636,000	$5,314,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the six months ended March 31, 2022 was equivalent to the $2,967,000 of distributions received in that period.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 18).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. Six single-family lots were sold during the six months ended March 31, 2022 and three single-family lots, of the 80 lots developed within Increment I, remained to be sold as of March 31, 2022.

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

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$695,000	$—	$1,295,000	$485,000
Fees - included in general and administrative expenses	(85,000)	—	(158,000)	(59,000)
Sale of interest in leasehold land, net of fees paid	$610,000	$—	$1,137,000	$426,000

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

5.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”), an entity affiliated with the Company, entered into the Limited Liability Agreement (the “Teton Operating Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Teton Operating Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell and as of March 31, 2022, the Company has made a total of $1,250,000 in cumulative capital contributions to Teton Barnwell to fund its initial oil and natural gas investment in Oklahoma.

The Company has determined that Teton Barnwell is a variable interest entity (“VIE”) as the entity is structured with non-substantive voting rights and that the Company is the primary beneficiary. This is due to the fact that even though Teton Barnwell has a unanimous consent voting structure, BOK is responsible for 100% of the capital contributions required to fund Teton Barnwell’s future oil exploration and development investments pursuant to the Teton Operating Agreement and thus, BOK has the power to steer the decisions that most significantly impact Teton Barnwell’s economic performance and has the obligation to absorb any potential losses that could be significant to Teton Barnwell. As BOK is the primary beneficiary of the VIE, Teton Barnwell’s operating results, assets and liabilities are consolidated by the Company.

The following table summarizes the carrying value of the assets and liabilities of Teton Barnwell that are consolidated by the Company. Intercompany balances are eliminated in consolidation and thus, are not reflected in the table below.

	March 31, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$624,000	$136,000
Accounts and other receivables	1,548,000	118,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	909,000	203,000
Unproved properties	—	962,000
Total assets	$3,081,000	$1,419,000

LIABILITIES
Accounts payable	$1,000	$3,000
Accrued capital expenditures	277,000	581,000
Accrued operating and other expenses	35,000	20,000
Total liabilities	$313,000	$604,000

6.    ASSET HELD FOR SALE

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

7.    OIL AND NATURAL GAS PROPERTIES

Acquisitions

In the quarter ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.

In January 2022, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for consideration of $1,246,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment. Barnwell also assumed $1,500,000 in asset retirement obligations associated with the acquisition.

There were no oil and natural gas working interest acquisitions during the six months ended March 31, 2021.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended March 31, 2022 and 2021. There was no ceiling test impairment during the six months ended March 31, 2022 and a $630,000 ceiling test impairment during the six months ended March 31, 2021.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Post-retirement Medical
	Three months ended March 31,
	2022	2021	2022	2021	2022	2021
Interest cost	$72,000	$64,000	$15,000	$13,000	$—	$18,000
Expected return on plan assets	(155,000)	(137,000)	—	—	—	—
Amortization of net actuarial loss	—	10,000	—	—	—	23,000
Net periodic benefit (income) cost	$(83,000)	$(63,000)	$15,000	$13,000	$—	$41,000

	Pension Plan		SERP		Post-retirement Medical
	Six months ended March 31,
	2022	2021	2022	2021	2022	2021
Interest cost	$145,000	$129,000	$30,000	$26,000	$—	$36,000
Expected return on plan assets	(311,000)	(274,000)	—	—	—	—
Amortization of net actuarial loss	—	20,000	—	—	—	46,000
Net periodic benefit (income) cost	$(166,000)	$(125,000)	$30,000	$26,000	$—	$82,000

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

9.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
United States	$1,016,000	$(931,000)	$1,908,000	$491,000
Canada	1,174,000	109,000	1,467,000	(666,000)
	$2,190,000	$(822,000)	$3,375,000	$(175,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Current	$172,000	$59,000	$252,000	$83,000
Deferred	(34,000)	(25,000)	(2,000)	14,000
	$138,000	$34,000	$250,000	$97,000

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma and Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes. In addition, net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company's continuing full valuation allowance, are estimated to be partially utilized in the current year periods as the recognized benefit is now more likely than not.

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and six months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,657,000	$—	$—	$—	$3,657,000
Natural gas	859,000	—	—	—	859,000
Natural gas liquids	617,000	—	—	—	617,000
Drilling and pump	—	818,000	—	—	818,000
Contingent residual payments	—	—	695,000	—	695,000
Other	—	—	—	32,000	32,000
Total revenues before interest income	$5,133,000	$818,000	$695,000	$32,000	$6,678,000
Geographical regions:
United States	$992,000	$818,000	$695,000	$—	$2,505,000
Canada	4,141,000	—	—	32,000	4,173,000
Total revenues before interest income	$5,133,000	$818,000	$695,000	$32,000	$6,678,000
Timing of revenue recognition:
Goods transferred at a point in time	$5,133,000	$—	$695,000	$32,000	$5,860,000
Services transferred over time	—	818,000	—	—	818,000
Total revenues before interest income	$5,133,000	$818,000	$695,000	$32,000	$6,678,000

	Three months ended March 31, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,933,000	$—	$—	$—	$1,933,000
Natural gas	461,000	—	—	—	461,000
Natural gas liquids	158,000	—	—	—	158,000
Drilling and pump	—	1,389,000	—	—	1,389,000
Other	—	—	—	57,000	57,000
Total revenues before interest income	$2,552,000	$1,389,000	$—	$57,000	$3,998,000
Geographical regions:
United States	$—	$1,389,000	$—	$4,000	$1,393,000
Canada	2,552,000	—	—	53,000	2,605,000
Total revenues before interest income	$2,552,000	$1,389,000	$—	$57,000	$3,998,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,552,000	$—	$—	$57,000	$2,609,000
Services transferred over time	—	1,389,000	—	—	1,389,000
Total revenues before interest income	$2,552,000	$1,389,000	$—	$57,000	$3,998,000

	Six months ended March 31, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$6,325,000	$—	$—	$—	$6,325,000
Natural gas	1,708,000	—	—	—	1,708,000
Natural gas liquids	1,020,000	—	—	—	1,020,000
Drilling and pump	—	1,694,000	—	—	1,694,000
Contingent residual payments	—	—	1,295,000	—	1,295,000
Other	—	—	—	89,000	89,000
Total revenues before interest income	$9,053,000	$1,694,000	$1,295,000	$89,000	$12,131,000
Geographical regions:
United States	$1,956,000	$1,694,000	$1,295,000	$4,000	$4,949,000
Canada	7,097,000	—	—	85,000	7,182,000
Total revenues before interest income	$9,053,000	$1,694,000	$1,295,000	$89,000	$12,131,000
Timing of revenue recognition:
Goods transferred at a point in time	$9,053,000	$—	$1,295,000	$89,000	$10,437,000
Services transferred over time	—	1,694,000	—	—	1,694,000
Total revenues before interest income	$9,053,000	$1,694,000	$1,295,000	$89,000	$12,131,000

	Six months ended March 31, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,313,000	$—	$—	$—	$3,313,000
Natural gas	836,000	—	—	—	836,000
Natural gas liquids	290,000	—	—	—	290,000
Drilling and pump	—	3,331,000	—	—	3,331,000
Contingent residual payments	—	—	485,000	—	485,000
Other	—	—	—	130,000	130,000
Total revenues before interest income	$4,439,000	$3,331,000	$485,000	$130,000	$8,385,000
Geographical regions:
United States	$—	$3,331,000	$485,000	$4,000	$3,820,000
Canada	4,439,000	—	—	126,000	4,565,000
Total revenues before interest income	$4,439,000	$3,331,000	$485,000	$130,000	$8,385,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,439,000	$—	$485,000	$130,000	$5,054,000
Services transferred over time	—	3,331,000	—	—	3,331,000
Total revenues before interest income	$4,439,000	$3,331,000	$485,000	$130,000	$8,385,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2022	September 30, 2021
Accounts receivables from contracts with customers	$4,446,000	$2,797,000
Contract assets	522,000	581,000
Contract liabilities	662,000	455,000

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

    When the Company receives consideration or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of March 31, 2022 and September 30, 2021, the Company had $662,000 and $455,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

    During the six months ended March 31, 2022 and 2021, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $308,000 and $789,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At March 31, 2022, the Company had four contract drilling jobs with original expected durations of greater than one year. For these contracts, 13% of the remaining performance obligation of $2,844,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

    Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of March 31, 2022 and September 30, 2021, the Company had $257,000 and $326,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and six months ended March 31, 2022 and 2021, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and six months ended March 31, 2022 and 2021.

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

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Revenues:
Oil and natural gas	$5,133,000	$2,552,000	$9,053,000	$4,439,000
Contract drilling	818,000	1,389,000	1,694,000	3,331,000
Land investment	695,000	—	1,295,000	485,000
Other	32,000	57,000	89,000	130,000
Total before interest income	6,678,000	3,998,000	12,131,000	8,385,000
Interest income	1,000	—	2,000	—
Total revenues	$6,679,000	$3,998,000	$12,133,000	$8,385,000
Depletion, depreciation, and amortization:
Oil and natural gas	$577,000	$146,000	$1,013,000	$341,000
Contract drilling	41,000	77,000	88,000	153,000
Other	—	4,000	—	9,000
Total depletion, depreciation, and amortization	$618,000	$227,000	$1,101,000	$503,000
Impairment:
Oil and natural gas	$—	$—	$—	$630,000
Total impairment	$—	$—	$—	$630,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$2,430,000	$647,000	$3,998,000	$274,000
Contract drilling	(141,000)	(153,000)	(292,000)	605,000
Land investment	695,000	—	1,295,000	485,000
Other	32,000	53,000	89,000	121,000
Total operating profit	3,016,000	547,000	5,090,000	1,485,000
Equity in income of affiliates:
Land investment	1,760,000	624,000	2,967,000	1,678,000
General and administrative expenses	(2,241,000)	(1,928,000)	(4,071,000)	(3,113,000)
Interest expense	—	(3,000)	—	(4,000)
Interest income	1,000	—	2,000	—
Earnings (loss) before income taxes	$2,536,000	$(760,000)	$3,988,000	$46,000

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Foreign currency translation:
Beginning accumulated foreign currency translation	$237,000	$311,000	$262,000	$545,000
Change in cumulative translation adjustment before reclassifications	12,000	(85,000)	(13,000)	(319,000)
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	12,000	(85,000)	(13,000)	(319,000)
Ending accumulated foreign currency translation	249,000	226,000	249,000	226,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(230,000)	(1,947,000)	(230,000)	(1,980,000)
Amortization of net actuarial loss	—	33,000	—	66,000
Income taxes	—	—	—	—
Net current period other comprehensive income	—	33,000	—	66,000
Ending accumulated retirement plans benefit cost	(230,000)	(1,914,000)	(230,000)	(1,914,000)
Accumulated other comprehensive income (loss), net of taxes	$19,000	$(1,688,000)	$19,000	$(1,688,000)

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
During the six months ended March 31, 2022, the Company sold 509,467 shares of common stock resulting in net proceeds of $2,356,000 after commissions and fees of $75,000 and ATM-related professional services of $22,000.

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have a verbal arrangement where Barnwell will provide for centralizers and armored cabling and a warranty agreement, however Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers and armored cabling have been accrued, no accrual has been recorded as of March 31, 2022 for the warranty as there is no probable or estimable contingent liability.

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid, net	$302,000	$85,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $443,000 during the six months ended March 31, 2022 and decreased $381,000 during the six months ended March 31, 2021. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $2,341,000 during the six months ended March 31, 2022 and decreased $12,000 during the six months ended March 31, 2021.

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

During the six months ended March 31, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD 1 from the sale of six single-family lots within Phase II of Increment I. During the six months ended March 31, 2021, Barnwell received $485,000 in percentage of sales payments from KD 1 from the sale of two single-family lots within Phase II of Increment I.

Mr. Colin R. O'Farrell, a member of the Board of Directors of the Company through March 7, 2022, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. In February 2021, Gros Ventre and BOK, a wholly-owned subsidiary of Barnwell, entered into the Teton Operating Agreement of Teton Barnwell, an entity formed for the purpose of directly investing in oil and natural gas exploration and development in Oklahoma. Under the terms of the Teton Operating Agreement, Gros Ventre makes no capital contributions and receives 2% of the profits of Teton Barnwell. Additionally, as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services.

19.                           SUBSEQUENT EVENTS

Subsequent to March 31, 2022, Barnwell received net cash distributions in the amount of $385,000 from the Kukio Resort Land Development Partnerships. Financial results of this distribution will be reflected in Barnwell's quarter ending June 30, 2022.

In May 2022, Barnwell’s stockholders approved the amendment to increase the Company’s number of authorized shares of common stock from 20,000,000 to 40,000,000 shares and approved the amendments to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) which included the amendment to increase the total number of shares of stock authorized for awards granted under the 2018 Plan from 800,000 to 1,600,000 shares amongst other amendments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2021, “Risk Factors” section of Barnwell’s Quarterly Report on Form 10-Q for the period ended December 31, 2021, and “Risk Factors” section of this Quarterly Report filed on Form 10-Q. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No.1, for the fiscal year ended September 30, 2021. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2022. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has increased significantly from the lows of March through May of 2020, uncertainty regarding future oil prices continues to exist. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and 2021 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews is uncertain, and any work stoppage or discontinuation of contracts currently in backlog could result in a material adverse impact to the Company’s financial condition and outlook. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of new, more contagious or lethal variants that may emerge, and the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the impact of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots, of which three remained to be sold at March 31, 2022.

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

Results of Operations

Summary

The net earnings attributable to Barnwell for the three months ended March 31, 2022 totaled $2,052,000, a $2,908,000 improvement in operating results from a net loss of $856,000 for the three months ended March 31, 2021. The following factors affected the results of operations for the three months ended March 31, 2022 as compared to the prior year period:

•A $1,783,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year and new production from wells drilled in Oklahoma;

•A $1,136,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Development Partnerships; and

•A $695,000 increase in land investment segment operating results, before non-controlling interests’ share of such profits, due to the sale of three lots in the current period, whereas there were no lot sales in the same period in the prior year.

The net earnings attributable to Barnwell for the six months ended March 31, 2022 totaled $3,125,000, a $3,397,000 improvement in operating results from a net loss of $272,000 for the six months ended March 31, 2021. The following factors affected the results of operations for the six months ended March 31, 2022 as compared to the prior year period:
•A $3,724,000 improvement in oil and natural gas segment operating results, before income taxes, due in part to a ceiling test impairment of $630,000 in the prior year period, whereas there was no such ceiling test impairment in the current year period. Also contributing to the increase was a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year and new production from wells drilled in Oklahoma;

•A $1,289,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Development Partnerships;

•An $810,000 increase in land investment segment operating results, before non-controlling interests’ share of such profits, due to the sale of six lots in the current period, whereas there were two lot sales in the same period in the prior year;

•An $897,000 decrease in contract drilling segment operating results, before income taxes, primarily due to a significant well drilling contract in the prior year period that was essentially completed as of December 31, 2020; and

•A $958,000 increase in general and administrative expenses primarily due to increases in share-based compensation expense, compensation costs, and professional fees related to legal and consulting services in the current year period as compared to the same period in the prior year, partially offset by a reduction in stockholder costs related to the cooperation and support agreement with the MRMP Stockholders in the prior year period as compared to the current year period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar remained unchanged in the three months ended March 31, 2022 and increased 2% in the six months ended March 31, 2022, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar increased 2% at March 31, 2022, as compared to September 30, 2021. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2022 was $12,000, a $97,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $85,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2022 was $13,000, a $306,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $319,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and six months ended March 31, 2022 and 2021 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2022	2021	$	%
Natural Gas (Mcf)*	$3.93	$2.57	$1.36	53%
Oil (Bbls)**	$87.64	$50.03	$37.61	75%
Liquids (Bbls)**	$61.70	$31.60	$30.10	95%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2022	2021	$	%
Natural Gas (Mcf)*	$4.00	$2.35	$1.65	70%
Oil (Bbls)**	$78.43	$42.66	$35.77	84%
Liquids (Bbls)**	$44.37	$26.36	$18.01	68%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2022	2021	Units	%
Natural Gas (Mcf)*	215,000	175,000	40,000	23%
Oil (Bbls)**	42,000	38,000	4,000	11%
Liquids (Bbls)**	10,000	5,000	5,000	100%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2022	2021	Units	%
Natural Gas (Mcf)*	420,000	346,000	74,000	21%
Oil (Bbls)**	81,000	77,000	4,000	5%
Liquids (Bbls)**	23,000	11,000	12,000	109%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $2,430,000 operating profit before general and administrative expenses in the three months ended March 31, 2022, an increase in operating results of $1,783,000 as compared to the $647,000 operating profit before general and administrative expenses generated during the same period of the prior year.

The oil and natural gas segment generated a $3,998,000 operating profit before general and administrative expenses in the six months ended March 31, 2022, an increase in operating results of $3,724,000 as compared to the $274,000 operating profit before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the three months ended March 31, 2022 and 2021. There was no ceiling test impairment during the six months ended March 31, 2022 and a $630,000 ceiling test impairment during the six months ended March 31, 2021.

Our Oklahoma operations generated $727,000 (30%) and $1,464,000 (37%) of our oil and natural gas segment operating profits for the three and six months ended March 31, 2022, respectively.

Oil and natural gas revenues increased $2,581,000 (101%) and $4,614,000 (104%) for the three and six months ended March 31, 2022, respectively, as compared to the same periods in the prior year, primarily due to significant increases in oil and natural gas prices as compared to the same periods in the prior year. Additionally, production increased due to new wells drilled in the Twining area and Oklahoma, as well as due to additional working interests acquired in the Twining area. The increase in production from these areas was partially offset by declines in non-core area production as some of these non-core areas were sold in the prior year, and Canadian net production also decreased as a result of higher royalty rates due to higher prices in the current year periods.

Oil and natural gas operating expenses increased $367,000 (21%) and $848,000 (27%) for the three and six months ended March 31, 2022, respectively, as compared to the same periods in the prior year, due to production from the new wells drilled in the Twining area and Oklahoma, as well as due to additional working interests acquired in the Twining area. The increase was also partially attributable to workovers, repairs, higher utilities and hauling costs, and restart costs for certain acquired wells, as well as due to a minor pipeline leak that required remediation.
Oil and natural gas segment depletion increased $431,000 (295%) and $672,000 (197%) for the three and six months ended March 31, 2022, respectively, as compared to the same periods in the prior year. The increases were due to depletion attributable to production in Oklahoma, whereas there was no such depletion in the prior year periods, and increases in the depletion rate for Canadian properties as the result of the drilling of three new wells at the Twining area, the acquisition of additional working interests in the Twining area, and facilities development costs in the Twining area.

    All seven of the non-operated wells in Oklahoma that the Company participated in drilling in the year ended September 30, 2021 were producing during the six months ended March 31, 2022. The Company’s share of net production from these wells plus one well with a minor overriding royalty interest totaled 11,000 barrels of oil, 14,000 barrels of natural gas liquids, and 123,000 Mcf of natural gas for total revenues of $1,956,000 during the six months ended March 31, 2022. Our Oklahoma production is from shale oil wells that as a rule have steep production declines and accordingly, we estimate that their production will decline significantly.

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

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$695,000	$—	$1,295,000	$485,000
Fees - included in general and administrative expenses	(85,000)	—	(158,000)	(59,000)
Sale of interest in leasehold land, net of fees paid	$610,000	$—	$1,137,000	$426,000

During the three months ended March 31, 2022, Barnwell received $695,000 in percentage of sales payments from KD I from the sale of three single-family lots within Phase II of Increment I. No lots were sold during the three months ended March 31, 2021.

During the six months ended March 31, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD I from the sale of six single-family lots within Phase II of Increment I. During the six months ended March 31, 2021, Barnwell received $485,000 in percentage of sales payments from KD 1 from the sale of two single-family lots within Phase II of Increment I.

As of March 31, 2022, three single-family lots of the 80 lots developed within Increment I remained to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Contract Drilling

Contract drilling revenues and contract drilling costs decreased $571,000 (41%) and $547,000 (37%), respectively, for the three months ended March 31, 2022, as compared to the same period in the prior year. The contract drilling segment generated a $141,000 operating loss before general and administrative expenses in the three months ended March 31, 2022, an increase in operating results of $12,000 as compared to the $153,000 operating loss generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs decreased $1,637,000 (49%) and $675,000 (26%), respectively, for the six months ended March 31, 2022, as compared to the same period in the prior year. The contract drilling segment generated a $292,000 operating loss before general and administrative expenses in the six months ended March 31, 2022, a decrease in operating results of $897,000 as compared to the $605,000 operating profit generated during the same period of the prior year.

The decreases in contract drilling revenues and contract drilling costs for the three and six months ended March 31, 2022 as compared to the same periods in the prior year is due to decreased water well drilling activity and a lower amount of revenue and costs recognized for uninstalled materials installations in the current year periods as compared to the same periods in the prior year. The decrease in operating results discussed above for the six months ended March 31, 2022 as compared to the same period of the prior year is primarily due to a significant well drilling contract in the prior year period. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to two drilling rigs were being used at this job during the prior year period with crews working extended hours. This contract generated a significant amount of operating profit in the prior year period. However, activity related to this relatively high margin contract was completed in the prior year quarter and thus did not contribute to operating results from that point forward.

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have a verbal arrangement where Barnwell will provide for centralizers and armored cabling and a warranty agreement, however Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers and armored cabling have been accrued, no accrual has been recorded as of March 31, 2022 for the warranty as there is no probable or estimable contingent liability.

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

General and Administrative Expenses

General and administrative expenses increased $313,000 (16%) for the three months ended March 31, 2022 as compared to the same period in the prior year. The increase was primarily due to an increase of $520,000 in professional fees related to legal and consulting services in the current year period as compared to the same period in the prior year, partially offset by a reduction of $298,000 in stockholder costs related to the cooperation and support agreement with the MRMP Stockholders in the prior year period as compared to the current year period. General and administrative expenses increased $958,000 (31%) for the six months ended March 31, 2022 as compared to the same period in the prior year. The increase was primarily due to due to increases of $276,000 in share-based compensation expense, $166,000 in compensation costs, and $659,000 in professional fees related to legal and consulting services in the current year period as compared to the same period in the prior year, partially offset by a reduction of $298,000 in stockholder costs related to the cooperation and support agreement with the MRMP Stockholders in the prior year period as compared to the current year period.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization increased $391,000 (172%) and $598,000 (119%) for the three and six months ended March 31, 2022, respectively, as compared to the same periods in the prior year. The increases were due to depletion attributable to production in Oklahoma, whereas there was no such depletion in the prior year periods, and increases in the depletion rate for Canadian properties as the result of the drilling of three new wells at the Twining area, the acquisition of additional working interests in the Twining area, and facilities development costs in the Twining area.

Impairment of Assets

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended March 31, 2022 and 2021. There was no ceiling test impairment during the six months ended March 31, 2022 and a $630,000 ceiling test impairment during the six months ended March 31, 2021.

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

Equity in Income of Affiliates

Barnwell recognized equity in income of affiliates of $1,760,000 and $2,967,000 during the three and six months ended March 31, 2022, respectively, as compared to equity in income of affiliates of $624,000 and $1,678,000 during the three and six months ended March 31, 2021, respectively. The increase in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of six lots during the current year, of which three lots were sold in the quarter ended March 31, 2022, as compared to two lot sales in the prior year period, and more club memberships sold, partially offset by $459,000 in preferred return payments received from KKM in the prior year period as compared to none in the current year period.

During the six months ended March 31, 2022, Barnwell received cash distributions of $2,967,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $2,643,000, after distributing $324,000 to non-controlling interests. During the six months ended March 31, 2021, Barnwell received net cash distributions in the amount of $2,205,000 after distributing $215,000 to non-controlling interests. Of the $2,205,000 net cash distributions received, $459,000 represented a payment of the preferred return from KKM, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the six months ended March 31, 2022 was equivalent to the $2,967,000 of distributions received in that period.

Income Taxes

Barnwell’s effective consolidated income tax rate, after adjusting earnings (loss) before income taxes for non-controlling interests, was 6% and 7% for the three and six months ended March 31, 2022, respectively, as compared to (4)% and (55)% for the three and six months ended March 31, 2021.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma and Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes. In addition, net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company's continuing full valuation allowance, are estimated to be partially utilized in the current year periods as the recognized benefit is now more likely than not.
Net Earnings Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $346,000 and $613,000 for the three and six months ended March 31, 2022, respectively, as compared to net earnings attributable to non-controlling interests of $62,000 and $221,000 for the same periods in the prior year. The changes of $284,000 (458%) and $392,000 (177%) for the three and six months, respectively, are primarily due to increases in the amount of equity in income of affiliates and percentage of sales revenues in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

    Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, land investment segment proceeds, and starting in fiscal 2021, funds generated by the ATM program. At March 31, 2022, Barnwell had $11,026,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $1,699,000 for the six months ended March 31, 2022, as compared to cash flows used in operations of $338,000 for the same period in the prior year. This $2,037,000 change in operating cash flows was primarily due to higher operating results, before non-cash impairment expenses, for the oil and natural gas segment, which was partially offset by significantly lower operating results for the contract drilling segment in the current year period as compared to the prior year period. Additionally, the change was also due to an increase in distributions of income from the Kukio Resort Land Development Partnerships in the current year period as compared to the prior year period and fluctuations in working capital.

Cash flows used in investing activities totaled $5,141,000 during the six months ended March 31, 2022, as compared to cash flows provided by investing activities of $413,000 during the same period of the prior year. This $5,554,000 change in investing cash flows was primarily due to an increase of $1,563,000 in payments to acquire oil and natural gas properties and an increase of $4,671,000 in cash paid for oil and natural gas capital expenditures, partially offset by a $687,000 increase in proceeds from the sale of contract drilling assets in the current year period as compared to none in the prior year period.

Cash flows provided by financing activities totaled $1,799,000 for the six months ended March 31, 2022, as compared to cash flows used in financing activities of $285,000 for the six months ended March 31, 2021. The $2,084,000 change in financing cash flows was primarily attributed to $2,356,000 in proceeds from issuance of stock, net of costs, related to the Company's ATM offering in the current year period as compared to none in the prior year period, which was partially offset by an increase of $248,000 in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

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
During the six months ended March 31, 2022, the Company sold 509,467 shares of common stock resulting in net proceeds of $2,356,000 after commissions and fees of $75,000 and ATM-related professional services of $22,000.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $2,796,000 and $5,666,000 for the three and six months ended March 31, 2022, respectively, as compared to $32,000 and $171,000 for the same periods in the prior year.

    The Company participated in the drilling of one operated and two non-operated for a total of three gross (1.6 net) wells in the Twining area of Alberta, Canada. The wells were completed and began producing in the three months ending March 31, 2022. Capital expenditures incurred for the drilling of these wells in the six months ended March 31, 2022 totaled approximately $4,258,000.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2022 will range from $8,300,000 to $13,300,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Property Acquisitions

In the quarter ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.

In January 2022, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for consideration of $1,246,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment. Barnwell also assumed $1,500,000 in asset retirement obligations associated with the acquisition.

There were no oil and natural gas working interest acquisitions during the six months ended March 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of March 31, 2022, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2022 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 13, 2022	/s/ Russell M. Gifford
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