Form 10-Q
period 2022-06-30
BARNWELL INDUSTRIES INC
filed 2022-08-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
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

As of August 5, 2022 there were 9,956,687 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,574,000	$11,279,000
Accounts and other receivables, net of allowance for doubtful accounts of: $114,000 at June 30, 2022; $391,000 at September 30, 2021	4,860,000	3,069,000
Income taxes receivable	575,000	530,000
Asset held for sale	—	687,000
Other current assets	2,527,000	2,470,000
Total current assets	20,536,000	18,035,000
Asset for retirement benefits	2,478,000	2,229,000
Operating lease right-of-use assets	249,000	296,000
Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	70,010,000	58,490,000
Unproved properties	—	962,000
Drilling rigs and other property and equipment	7,674,000	7,960,000
Total property and equipment	77,684,000	67,412,000
Accumulated depletion, impairment, depreciation, and amortization	(64,605,000)	(63,537,000)
Total property and equipment, net	13,079,000	3,875,000
Total assets	$36,342,000	$24,435,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,269,000	$1,416,000
Accrued capital expenditures	1,692,000	909,000
Accrued compensation	723,000	1,073,000
Accrued operating and other expenses	1,554,000	1,171,000
Current portion of asset retirement obligation	1,589,000	713,000
Other current liabilities	1,370,000	619,000
Total current liabilities	8,197,000	5,901,000
Long-term debt	47,000	47,000
Operating lease liabilities	147,000	180,000
Liability for retirement benefits	2,145,000	2,101,000
Asset retirement obligation	7,516,000	6,340,000
Deferred income tax liabilities	306,000	359,000
Total liabilities	18,358,000	14,928,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,124,587 issued at June 30, 2022; 9,613,525 issued at September 30, 2021	5,062,000	4,807,000
Additional paid-in capital	7,235,000	4,590,000
Retained earnings	8,012,000	2,356,000
Accumulated other comprehensive (loss) income, net	(89,000)	32,000
Treasury stock, at cost: 167,900 shares at June 30, 2022 and September 30, 2021	(2,286,000)	(2,286,000)
Total stockholders’ equity	17,934,000	9,499,000
Non-controlling interests	50,000	8,000
Total equity	17,984,000	9,507,000
Total liabilities and equity	$36,342,000	$24,435,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Revenues:
Oil and natural gas	$7,292,000	$2,887,000	$16,345,000	$7,326,000
Contract drilling	736,000	889,000	2,430,000	4,220,000
Sale of interest in leasehold land	—	1,253,000	1,295,000	1,738,000
Gas processing and other	—	85,000	91,000	215,000
	8,028,000	5,114,000	20,161,000	13,499,000
Costs and expenses:
Oil and natural gas operating	2,397,000	1,717,000	6,439,000	4,911,000
Contract drilling operating	872,000	1,026,000	2,770,000	3,599,000
General and administrative	1,713,000	2,227,000	5,784,000	5,340,000
Depletion, depreciation, and amortization	814,000	235,000	1,915,000	738,000
Impairment of assets	—	—	—	630,000
Interest expense	1,000	2,000	1,000	6,000
Gain on debt extinguishment	—	(149,000)	—	(149,000)
Gain on termination of post-retirement medical plan	—	(2,341,000)	—	(2,341,000)
	5,797,000	2,717,000	16,909,000	12,734,000
Earnings before equity in income of affiliates and income taxes	2,231,000	2,397,000	3,252,000	765,000
Equity in income of affiliates	433,000	3,348,000	3,400,000	5,026,000
Earnings before income taxes	2,664,000	5,745,000	6,652,000	5,791,000
Income tax provision	75,000	191,000	325,000	288,000
Net earnings	2,589,000	5,554,000	6,327,000	5,503,000
Less: Net earnings attributable to non-controlling interests	58,000	576,000	671,000	797,000
Net earnings attributable to Barnwell Industries, Inc.	$2,531,000	$4,978,000	$5,656,000	$4,706,000
Basic and diluted net earnings per common share attributable to Barnwell Industries, Inc. stockholders	$0.25	$0.59	$0.59	$0.57
Weighted-average number of common shares outstanding:
Basic and diluted	9,956,687	8,398,001	9,657,532	8,317,440

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net earnings	$2,589,000	$5,554,000	$6,327,000	$5,503,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(108,000)	(74,000)	(121,000)	(393,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	26,000	—	92,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	541,000	—	541,000
Total other comprehensive (loss) income	(108,000)	493,000	(121,000)	240,000
Total comprehensive income	2,481,000	6,047,000	6,206,000	5,743,000
Less: Comprehensive income attributable to non-controlling interests	(58,000)	(576,000)	(671,000)	(797,000)
Comprehensive income attributable to Barnwell Industries, Inc.	$2,423,000	$5,471,000	$5,535,000	$4,946,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Three months ended June 30, 2022 and 2021
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at March 31, 2021	8,277,160	$4,223,000	$1,501,000	$(4,169,000)	$(1,688,000)	$(2,286,000)	$4,000	$(2,415,000)
Net earnings	—	—	—	4,978,000	—	—	576,000	5,554,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(74,000)	—	—	(74,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(642,000)	(642,000)
Share-based compensation	—	—	238,000	—	—	—	—	238,000
Issuance of common stock, net of costs	586,546	293,000	1,284,000	—	—	—	—	1,577,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	26,000	—	—	26,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	—	—	—	541,000	—	—	541,000
Balance at June 30, 2021	8,863,706	$4,516,000	$3,023,000	$809,000	$(1,195,000)	$(2,286,000)	$(62,000)	$4,805,000

Balance at March 31, 2022	9,956,687	$5,062,000	$7,121,000	$5,481,000	$19,000	$(2,286,000)	$64,000	$15,461,000
Net earnings	—	—	—	2,531,000	—	—	58,000	2,589,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(108,000)	—	—	(108,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(72,000)	(72,000)
Share-based compensation	—	—	114,000	—	—	—	—	114,000
Balance at June 30, 2022	9,956,687	$5,062,000	$7,235,000	$8,012,000	$(89,000)	$(2,286,000)	$50,000	$17,984,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Nine months ended June 30, 2022 and 2021
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net earnings	—	—	—	4,706,000	—	—	797,000	5,503,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(393,000)	—	—	(393,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(951,000)	(951,000)
Share-based compensation	—	—	389,000	—	—	—	—	389,000
Issuance of common stock, net of costs	586,546	293,000	1,284,000	—	—	—	—	1,577,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	92,000	—	—	92,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	—	—	—	541,000	—	—	541,000
Balance at June 30, 2021	8,863,706	$4,516,000	$3,023,000	$809,000	$(1,195,000)	$(2,286,000)	$(62,000)	$4,805,000

Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000
Net earnings	—	—	—	5,656,000	—	—	671,000	6,327,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(121,000)	—	—	(121,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(629,000)	(629,000)
Share-based compensation	—	—	541,000	—	—	—	—	541,000
Issuance of common stock for services	1,595	—	3,000	—	—	—	—	3,000
Issuance of common stock, net of costs	509,467	255,000	2,101,000	—	—	—	—	2,356,000
Balance at June 30, 2022	9,956,687	$5,062,000	$7,235,000	$8,012,000	$(89,000)	$(2,286,000)	$50,000	$17,984,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$6,327,000	$5,503,000
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity in income of affiliates	(3,400,000)	(5,026,000)
Depletion, depreciation, and amortization	1,915,000	738,000
Impairment of assets	—	630,000
Sale of interest in leasehold land, net of fees paid	(1,137,000)	(1,526,000)
Distributions of income from equity investees	3,170,000	4,278,000
Retirement benefits income	(204,000)	(38,000)
Non-cash rent income	(1,000)	(3,000)
Accretion of asset retirement obligation	562,000	432,000
Deferred income tax (benefit) expense	(53,000)	165,000
Asset retirement obligation payments	(780,000)	(316,000)
Share-based compensation expense	541,000	389,000
Common stock issued for services	3,000	—
Retirement plan contributions and payments	(2,000)	(5,000)
Bad debt (recovery) expense	(27,000)	33,000
Gain on debt extinguishment	—	(149,000)
Gain on termination of post-retirement medical plan	—	(2,341,000)
Decrease from changes in current assets and liabilities	(1,245,000)	(659,000)
Net cash provided by operating activities	5,669,000	2,105,000
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	230,000	1,649,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,137,000	1,526,000
Proceeds from the sale of contract drilling assets	687,000	—
Proceeds from the sale of oil and natural gas assets	—	60,000
Payments to acquire oil and natural gas properties	(1,563,000)	(348,000)
Capital expenditures - oil and natural gas	(6,541,000)	(904,000)
Capital expenditures - all other	(13,000)	(28,000)
Net cash (used in) provided by investing activities	(6,063,000)	1,955,000
Cash flows from financing activities:
Borrowings on long-term debt	—	47,000
Distributions to non-controlling interests	(629,000)	(951,000)
Proceeds from issuance of stock, net of costs	2,356,000	1,736,000
Net cash provided by financing activities	1,727,000	832,000
Effect of exchange rate changes on cash and cash equivalents	(38,000)	24,000
Net increase in cash and cash equivalents	1,295,000	4,916,000
Cash and cash equivalents at beginning of period	11,279,000	4,584,000
Cash and cash equivalents at end of period	$12,574,000	$9,500,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2021 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 (our “2021 Annual Report”). The Condensed Consolidated Balance Sheet as of September 30, 2021 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2022, results of operations, comprehensive income, and equity (deficit) for the three and nine months ended June 30, 2022 and 2021, and cash flows for the nine months ended June 30, 2022 and 2021, have been made. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's 2021 Annual Report.

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

Options to purchase 615,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2022 and 2021, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations are detailed in the following tables:

	Three months ended June 30, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$2,531,000	9,956,687	$0.25
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$2,531,000	9,956,687	$0.25

	Nine months ended June 30, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$5,656,000	9,657,532	$0.59
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$5,656,000	9,657,532	$0.59

	Three months ended June 30, 2021
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$4,978,000	8,398,001	$0.59
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$4,978,000	8,398,001	$0.59

	Nine months ended June 30, 2021
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$4,706,000	8,317,440	$0.57
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$4,706,000	8,317,440	$0.57

3.    NOTE RECEIVABLE

In February 2022, the Company loaned $400,000 to an unrelated third party and recorded a $400,000 note receivable in the quarter ended March 31, 2022. In April 2022, the loan was repaid in full and no interest was accrued during the outstanding period.

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

The partnerships derive income from the sale of residential parcels, of which two lots, one being a large lot that is now a consolidation of two previous separate lots and one being an original size lot, remain to be sold at Increment I as of June 30, 2022, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

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

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which was reflected as an additional equity pickup in the "Equity in income of affiliates" line item in the accompanying Condensed Consolidated Statement of Operations for the nine months ended June 30, 2021. The preferred return payments received in the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which was the total amount to which Barnwell was entitled.

During the nine months ended June 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests. During the nine months ended June 30, 2021, Barnwell received net cash distributions in the amount of $5,328,000 after distributing $599,000 to non-controlling interests. Of the $5,328,000 net cash distributions received during the nine months ended June 30, 2021, $459,000 represented a payment of the preferred return from KKM, as discussed above.

Equity in income of affiliates was $433,000 and $3,400,000 for the three and nine months ended June 30, 2022, respectively, as compared to equity in income of affiliates of $3,348,000 and $5,026,000, which includes the $459,000 payment of the preferred return from KKM discussed above, for the three and nine months ended June 30, 2021, respectively.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2022	2021
Revenue	$4,574,000	$21,521,000
Gross profit	$3,004,000	$12,656,000
Net earnings	$2,209,000	$11,618,000

	Nine months ended June 30,
	2022	2021
Revenue	$23,492,000	$37,220,000
Gross profit	$16,151,000	$20,300,000
Net earnings	$13,845,000	$16,932,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the nine months ended June 30, 2022 was equivalent to the $3,400,000 of distributions received in that period.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 18).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. Six single-family lots were sold during the nine months ended June 30, 2022 and two single-family lots, of the 80 lots developed within Increment I, remained to be sold as of June 30, 2022.

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

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,253,000	$1,295,000	$1,738,000
Fees - included in general and administrative expenses	—	(153,000)	(158,000)	(212,000)
Sale of interest in leasehold land, net of fees paid	$—	$1,100,000	$1,137,000	$1,526,000

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

5.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”), an entity previously affiliated with the Company (see Note 18 for additional details), entered into the Limited Liability Agreement (the “Teton Operating Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Teton Operating Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell and as of June 30, 2022, the Company has made a total of $1,250,000 in cumulative capital contributions to Teton Barnwell to fund its initial oil and natural gas investment in Oklahoma and has received a total of $1,176,000 in distributions, net of non-controlling interests, from Teton Barnwell out of Teton Barnwell's operating cash flows. In July 2022, an additional $882,000 distribution, net of non-controlling interests, was received from Teton Barnwell. These contributions and distributions between Teton Barnwell and the Company do not affect our reported consolidated cash flows as Teton Barnwell is a consolidated entity, as discussed further below.

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

	June 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$805,000	$136,000
Accounts and other receivables	726,000	118,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	880,000	203,000
Unproved properties	—	962,000
Total assets	$2,411,000	$1,419,000

LIABILITIES
Accounts payable	$63,000	$3,000
Accrued capital expenditures	124,000	581,000
Accrued operating and other expenses	31,000	20,000
Total liabilities	$218,000	$604,000

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

Dispositions

There were no significant oil and natural gas property dispositions during the nine months ended June 30, 2022.

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

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended June 30, 2022 and 2021. There was no ceiling test impairment during the nine months ended June 30, 2022 and a $630,000 ceiling test impairment during the nine months ended June 30, 2021.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Post-retirement Medical
	Three months ended June 30,
	2022	2021	2022	2021	2022	2021
Interest cost	$73,000	$64,000	$15,000	$13,000	$—	$12,000
Expected return on plan assets	(156,000)	(136,000)	—	—	—	—
Amortization of net actuarial loss	—	10,000	—	—	—	16,000
Net periodic benefit (income) cost	$(83,000)	$(62,000)	$15,000	$13,000	$—	$28,000

	Pension Plan		SERP		Post-retirement Medical
	Nine months ended June 30,
	2022	2021	2022	2021	2022	2021
Interest cost	$218,000	$193,000	$45,000	$39,000	$—	$48,000
Expected return on plan assets	(467,000)	(410,000)	—	—	—	—
Amortization of net actuarial loss	—	30,000	—	—	—	62,000
Net periodic benefit (income) cost	$(249,000)	$(187,000)	$45,000	$39,000	$—	$110,000

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

9.    INCOME TAXES

The components of earnings before income taxes, after adjusting the earnings for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
United States	$(271,000)	$4,770,000	$1,637,000	$5,261,000
Canada	2,877,000	399,000	4,344,000	(267,000)
	$2,606,000	$5,169,000	$5,981,000	$4,994,000

The components of the income tax provision are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Current	$126,000	$40,000	$378,000	$123,000
Deferred	(51,000)	151,000	(53,000)	165,000
	$75,000	$191,000	$325,000	$288,000

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

In addition, net operating loss carryforwards, all of which had a full valuation allowance at the end of the previous fiscal year, are being partially utilized in the current year periods to offset taxable income in the U.S. federal and Canadian jurisdictions. The net operating loss carryforwards beyond the current year’s utilization continue to have a full valuation allowance as realization of their benefit is not more likely than not.

Included in the current income tax provision for the three and nine months ended June 30, 2022 is a $61,000 expense for income tax penalties and interest thereon for the non-filing of IRS Form 8858 in each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company is in the process of amending its U.S. federal tax returns to include Form 8858 and plans to request abatement of the potential penalties and interest. There was no such expense included in the current income tax provision for the three and nine months ended June 30, 2021.

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and nine months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$4,951,000	$—	$—	$—	$4,951,000
Natural gas	1,652,000	—	—	—	1,652,000
Natural gas liquids	689,000	—	—	—	689,000
Drilling and pump	—	736,000	—	—	736,000
Total revenues before interest income	$7,292,000	$736,000	$—	$—	$8,028,000
Geographical regions:
United States	$840,000	$736,000	$—	$—	$1,576,000
Canada	6,452,000	—	—	—	6,452,000
Total revenues before interest income	$7,292,000	$736,000	$—	$—	$8,028,000
Timing of revenue recognition:
Goods transferred at a point in time	$7,292,000	$—	$—	$—	$7,292,000
Services transferred over time	—	736,000	—	—	736,000
Total revenues before interest income	$7,292,000	$736,000	$—	$—	$8,028,000

	Three months ended June 30, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$2,156,000	$—	$—	$—	$2,156,000
Natural gas	514,000	—	—	—	514,000
Natural gas liquids	217,000	—	—	—	217,000
Drilling and pump	—	889,000	—	—	889,000
Contingent residual payments	—	—	1,253,000	—	1,253,000
Other	—	—	—	79,000	79,000
Total revenues before interest income	$2,887,000	$889,000	$1,253,000	$79,000	$5,108,000
Geographical regions:
United States	$41,000	$889,000	$1,253,000	$2,000	$2,185,000
Canada	2,846,000	—	—	77,000	2,923,000
Total revenues before interest income	$2,887,000	$889,000	$1,253,000	$79,000	$5,108,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,887,000	$—	$1,253,000	$79,000	$4,219,000
Services transferred over time	—	889,000	—	—	889,000
Total revenues before interest income	$2,887,000	$889,000	$1,253,000	$79,000	$5,108,000

	Nine months ended June 30, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$11,276,000	$—	$—	$—	$11,276,000
Natural gas	3,360,000	—	—	—	3,360,000
Natural gas liquids	1,709,000	—	—	—	1,709,000
Drilling and pump	—	2,430,000	—	—	2,430,000
Contingent residual payments	—	—	1,295,000	—	1,295,000
Other	—	—	—	89,000	89,000
Total revenues before interest income	$16,345,000	$2,430,000	$1,295,000	$89,000	$20,159,000
Geographical regions:
United States	$2,796,000	$2,430,000	$1,295,000	$4,000	$6,525,000
Canada	13,549,000	—	—	85,000	13,634,000
Total revenues before interest income	$16,345,000	$2,430,000	$1,295,000	$89,000	$20,159,000
Timing of revenue recognition:
Goods transferred at a point in time	$16,345,000	$—	$1,295,000	$89,000	$17,729,000
Services transferred over time	—	2,430,000	—	—	2,430,000
Total revenues before interest income	$16,345,000	$2,430,000	$1,295,000	$89,000	$20,159,000

	Nine months ended June 30, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$5,469,000	$—	$—	$—	$5,469,000
Natural gas	1,350,000	—	—	—	1,350,000
Natural gas liquids	507,000	—	—	—	507,000
Drilling and pump	—	4,220,000	—	—	4,220,000
Contingent residual payments	—	—	1,738,000	—	1,738,000
Other	—	—	—	209,000	209,000
Total revenues before interest income	$7,326,000	$4,220,000	$1,738,000	$209,000	$13,493,000
Geographical regions:
United States	$41,000	$4,220,000	$1,738,000	$6,000	$6,005,000
Canada	7,285,000	—	—	203,000	7,488,000
Total revenues before interest income	$7,326,000	$4,220,000	$1,738,000	$209,000	$13,493,000
Timing of revenue recognition:
Goods transferred at a point in time	$7,326,000	$—	$1,738,000	$209,000	$9,273,000
Services transferred over time	—	4,220,000	—	—	4,220,000
Total revenues before interest income	$7,326,000	$4,220,000	$1,738,000	$209,000	$13,493,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2022	September 30, 2021
Accounts receivables from contracts with customers	$3,975,000	$2,797,000
Contract assets	345,000	581,000
Contract liabilities	1,145,000	455,000

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

    When the Company receives consideration or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of June 30, 2022 and September 30, 2021, the Company had $1,145,000 and $455,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

    During the nine months ended June 30, 2022 and 2021, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $342,000 and $978,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At June 30, 2022, the Company had five contract drilling jobs with original expected durations of greater than one year. For these contracts, 35% of the remaining performance obligation of $7,490,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

    Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of June 30, 2022 and September 30, 2021, the Company had $228,000 and $326,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and nine months ended June 30, 2022 and 2021, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and nine months ended June 30, 2022 and 2021.

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

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Revenues:
Oil and natural gas	$7,292,000	$2,887,000	$16,345,000	$7,326,000
Contract drilling	736,000	889,000	2,430,000	4,220,000
Land investment	—	1,253,000	1,295,000	1,738,000
Other	—	79,000	89,000	209,000
Total before interest income	8,028,000	5,108,000	20,159,000	13,493,000
Interest income	—	6,000	2,000	6,000
Total revenues	$8,028,000	$5,114,000	$20,161,000	$13,499,000
Depletion, depreciation, and amortization:
Oil and natural gas	$772,000	$155,000	$1,785,000	$496,000
Contract drilling	41,000	76,000	129,000	229,000
Other	1,000	4,000	1,000	13,000
Total depletion, depreciation, and amortization	$814,000	$235,000	$1,915,000	$738,000
Impairment:
Oil and natural gas	$—	$—	$—	$630,000
Total impairment	$—	$—	$—	$630,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$4,123,000	$1,015,000	$8,121,000	$1,289,000
Contract drilling	(177,000)	(213,000)	(469,000)	392,000
Land investment	—	1,253,000	1,295,000	1,738,000
Other	(1,000)	75,000	88,000	196,000
Total operating profit	3,945,000	2,130,000	9,035,000	3,615,000
Equity in income of affiliates:
Land investment	433,000	3,348,000	3,400,000	5,026,000
General and administrative expenses	(1,713,000)	(2,227,000)	(5,784,000)	(5,340,000)
Interest expense	(1,000)	(2,000)	(1,000)	(6,000)
Interest income	—	6,000	2,000	6,000
Gain on debt extinguishment	—	149,000	—	149,000
Gain on termination of post-retirement medical plan	—	2,341,000	—	2,341,000
Earnings before income taxes	$2,664,000	$5,745,000	$6,652,000	$5,791,000

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Foreign currency translation:
Beginning accumulated foreign currency translation	$249,000	$226,000	$262,000	$545,000
Change in cumulative translation adjustment before reclassifications	(108,000)	(74,000)	(121,000)	(393,000)
Income taxes	—	—	—	—
Net current period other comprehensive loss	(108,000)	(74,000)	(121,000)	(393,000)
Ending accumulated foreign currency translation	141,000	152,000	141,000	152,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(230,000)	(1,914,000)	(230,000)	(1,980,000)
Amortization of net actuarial loss	—	26,000	—	92,000
Gain on termination of post-retirement medical plan	—	541,000	—	541,000
Income taxes	—	—	—	—
Net current period other comprehensive income	—	567,000	—	633,000
Ending accumulated retirement plans benefit cost	(230,000)	(1,347,000)	(230,000)	(1,347,000)
Accumulated other comprehensive loss, net of taxes	$(89,000)	$(1,195,000)	$(89,000)	$(1,195,000)

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

Paycheck Protection Program Loan

In April 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The note was to mature two years after the date of the loan disbursement with interest at a fixed annual rate of 1.00% and with the principal and interest payments deferred until ten months after the last day of the covered period. In April 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $149,000 during the three and nine months ended June 30, 2021.

15.                                   STOCKHOLDERS' EQUITY

In May 2022, Barnwell’s stockholders approved the amendment to increase the Company’s number of authorized shares of common stock from 20,000,000 to 40,000,000 shares and approved amendments to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) which included the amendment to increase the total number of shares of stock authorized for awards granted under the 2018 Plan from 800,000 to 1,600,000 shares among other amendments.

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
During the nine months ended June 30, 2022, the Company sold 509,467 shares of common stock resulting in net proceeds of $2,356,000 after commissions and fees of $75,000 and ATM-related professional services of $22,000. During the nine months ended June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,736,000 after commissions and fees of $59,000 and ATM-related professional services of $124,000.

In August 2022, the Company’s Board of Directors suspended the sales of our common stock under the ATM until further notice.

16.    COMMITMENTS AND CONTINGENCIES

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of June 30, 2022 for any further costs as there is no related probable or estimable contingent liability.

Subscription Receipts Agreement

In May 2022, Barnwell Investments LLC, a new wholly-owned subsidiary of Barnwell Industries Inc., entered into an agreement to participate in a private placement offering (the “Offering”) of subscriptions receipts (the “Subscription Agreement”) with 1287398 B.C. Ltd. (the “Issuer”) and agreed to purchase 1,724,138 subscription receipts at a price of $1.16 per subscription receipt for a total of $2,000,000 from the Issuer. 1287398 B.C. Ltd. is a Canadian reporting issuer. The Offering is subject to regulatory approvals, including the conditional listing approval by the TSX Venture Exchange.

The Subscription Agreement is currently held in escrow by the Issuer until certain escrow release conditions are met which includes the Issuer raising an additional $3,000,000 in gross proceeds from other parties under the private placement offering for total minimum gross proceeds of $5,000,000. As of the date of this report, the escrow release condition has not been satisfied and no cash has been paid by the Company to the Issuer.

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes paid (refunded), net	$352,000	$(290,000)
Supplemental disclosure of non-cash investing and financing activities:
Canadian income tax withholdings on proceeds from the sale of oil and natural gas properties	$—	$72,000
Accrued offering costs included in deferred offering costs, additional paid-in capital, and accounts payable	$—	$453,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $812,000 during the nine months ended June 30, 2022 and decreased $7,000 during the nine months ended June 30, 2021. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $2,476,000 and $463,000 during the nine months ended June 30, 2022 and 2021, respectively.

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

During the nine months ended June 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD 1 from the sale of six single-family lots within Increment I. During the nine months ended June 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD 1 from the sale of eight single-family lots within of Increment I.

Mr. Colin R. O'Farrell, formerly a member of the Board of Directors of the Company through March 7, 2022, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. In February 2021, Gros Ventre and BOK, a wholly-owned subsidiary of Barnwell, entered into the Teton Operating Agreement of Teton Barnwell, an entity formed for the purpose of directly investing in oil and natural gas exploration and development in Oklahoma. Under the terms of the Teton Operating Agreement, Gros Ventre makes no capital contributions and receives 2% of the profits of Teton Barnwell. Additionally, as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2021 Annual Report, “Risk Factors” section of Barnwell’s Quarterly Report on Form 10-Q for the periods ended December 31, 2021 and March 31, 2022, and “Risk Factors” section of this Quarterly Report filed on Form 10-Q. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our 2021 Annual Report on Form 10-K. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2022. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the Omicron variants, spreading throughout the U.S. and globally and causing significant disruptions. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties primarily in the Twining area of Alberta, Canada, where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiary BOK, Barnwell is indirectly involved in several non-operated oil and natural gas investments in Oklahoma.

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots, of which two remained to be sold at June 30, 2022.

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

Results of Operations

Summary

The net earnings attributable to Barnwell for the three months ended June 30, 2022 totaled $2,531,000, a $2,447,000 decrease in operating results from net earnings of $4,978,000 for the three months ended June 30, 2021. The following factors affected the results of operations for the three months ended June 30, 2022 as compared to the prior year period:

•A $3,108,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year and new production from wells drilled in the Twining area and Oklahoma;

•A $514,000 decrease in general and administrative expenses primarily due to decreases in professional fees, share-based compensation expense, and bad debt expense in the current year period as compared to the same period in the prior year;

•Equity in income from affiliates decreased $2,915,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $1,253,000 due to the Kukio Resort Development Partnerships' sale of fewer lots in the current period. No lots were sold during the current year period, whereas there were six lots sold in the prior year period; and

•In the prior year period, the Company recognized a $2,341,000 gain from the termination of the Company's Post-retirement Medical plan, whereas there was no such gain in the current year period.

The net earnings attributable to Barnwell for the nine months ended June 30, 2022 totaled $5,656,000, a $950,000 improvement in operating results from net earnings of $4,706,000 for the nine months ended June 30, 2021. The following factors affected the results of operations for the nine months ended June 30, 2022 as compared to the prior year period:
•A $6,832,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year and new production from wells drilled in Oklahoma, Also contributing to the increase was a ceiling test impairment of $630,000 in the prior year period, whereas there was no such ceiling test impairment in the current year period;

•Equity in income from affiliates decreased $1,626,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $443,000 due to the Kukio Resort Development Partnerships' sale of six lots in the current year period, whereas there were eight lot sales in the prior year period;

•Contract drilling segment operating results, before income taxes, decreased $861,000 primarily due to a significant well drilling contract in the prior year period that was essentially completed as of December 31, 2020;

•General and administrative expenses increased $444,000 primarily due to increases in professional fees and share-based compensation expense in the current year period as compared to the same period in the prior year, partially offset by a decrease in stockholder costs in the prior year period as compared to the current year period; and

•In the prior year period, the Company recognized a $2,341,000 gain from the termination of the Company's Post-retirement Medical plan, whereas there was no such gain in the current period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 4% in the three months ended June 30, 2022 and remained unchanged in the nine months ended June 30, 2022, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at June 30, 2022, as compared to September 30, 2021. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2022 was $108,000, a $34,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $74,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2022 was $121,000, a $272,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $393,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and nine months ended June 30, 2022 and 2021 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2022	2021	$	%
Natural Gas (Mcf)*	$6.40	$2.70	$3.70	137%
Oil (Bbls)**	$104.83	$61.31	$43.52	71%
Natural Gas Liquids (Bbls)**	$53.08	$36.17	$16.91	47%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2022	2021	$	%
Natural Gas (Mcf)*	$4.91	$2.47	$2.44	99%
Oil (Bbls)**	$88.12	$48.49	$39.63	82%
Natural Gas Liquids (Bbls)**	$47.50	$29.82	$17.68	59%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2022	2021	Units	%
Natural Gas (Mcf)*	254,000	185,000	69,000	37%
Oil (Bbls)**	47,000	35,000	12,000	34%
Natural Gas Liquids (Bbls)**	13,000	6,000	7,000	117%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2022	2021	Units	%
Natural Gas (Mcf)*	674,000	531,000	143,000	27%
Oil (Bbls)**	128,000	112,000	16,000	14%
Natural Gas Liquids (Bbls)**	36,000	17,000	19,000	112%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $4,123,000 operating profit before general and administrative expenses in the three months ended June 30, 2022, an increase in operating results of $3,108,000 as compared to the $1,015,000 operating profit before general and administrative expenses generated during the same period of the prior year.

The oil and natural gas segment generated a $8,121,000 operating profit before general and administrative expenses in the nine months ended June 30, 2022, an increase in operating results of $6,832,000 as compared to the $1,289,000 operating profit before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the three months ended June 30, 2022 and 2021. There was no ceiling test impairment during the nine months ended June 30, 2022 and a $630,000 ceiling test impairment during the nine months ended June 30, 2021.

Our Oklahoma operations generated $642,000 (16%) and $2,106,000 (26%) of our oil and natural gas segment operating profits for the three and nine months ended June 30, 2022, respectively.

Oil and natural gas revenues increased $4,405,000 (153%) and $9,019,000 (123%) for the three and nine months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to significant increases in the prices of all products as compared to the same periods in the prior year. Additionally, production increased due to new wells drilled in the Twining area and Oklahoma, as well as due to additional working interests acquired in the Twining area. The increase in production from these areas was partially offset by declines in non-core area production as some of these non-core areas were sold in the prior year, and Canadian net production also decreased as a result of higher royalty rates due to higher prices in the current year periods.

Oil and natural gas operating expenses increased $680,000 (40%) and $1,528,000 (31%) for the three and nine months ended June 30, 2022, respectively, as compared to the same periods in the prior year, due to production from the new wells drilled in the Twining area and Oklahoma, as well as due to additional working interests acquired in the Twining area. The increase was also partially attributable to workovers, repairs, higher utilities and hauling costs, and restart costs for certain acquired wells, as well as due to a minor pipeline leak that required remediation.
Oil and natural gas segment depletion increased $617,000 (398%) and $1,289,000 (260%) for the three and nine months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The increases were due to depletion attributable to production in Oklahoma, whereas there was no such depletion in the prior year periods, and increases in the depletion rate for Canadian properties as the result of the drilling of new wells, acquisition of additional working interests, and facilities expansion and upgrade costs, all in the Twining area.

    Six of the seven non-operated wells in Oklahoma that the Company participated in drilling in the year ended September 30, 2021 were producing during the nine months ended June 30, 2022, with one (0.04 net) well currently shut in. The Company’s share of net production from these wells plus another well with a minor overriding royalty interest totaled 14,000 barrels of oil, 20,000 barrels of natural gas liquids, and 162,000 Mcf of natural gas for total revenues of $2,796,000 during the nine months ended June 30, 2022. Our Oklahoma production is from shale oil wells that typically have steep production declines and accordingly, we estimate that their production will decline significantly.

Oil prices continue to be volatile over time and thus, the Company is unable to reasonably predict future oil, natural gas and natural gas liquids prices and the impacts future prices will have on the Company.

Sale of Interest in Leasehold Land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,253,000	$1,295,000	$1,738,000
Fees - included in general and administrative expenses	—	(153,000)	(158,000)	(212,000)
Sale of interest in leasehold land, net of fees paid	$—	$1,100,000	$1,137,000	$1,526,000

No lots were sold during the three months ended June 30, 2022. During the three months ended June 30, 2021, Barnwell received $1,253,000 in percentage of sales payments from KD I from the sale of six single-family lots within Increment I.

During the nine months ended June 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD I from the sale of six single-family lots within Increment I. During the nine months ended June 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD 1 from the sale of eight single-family lots within Increment I.

As of June 30, 2022, two single-family lots of the 80 lots developed within Increment I remained to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Contract Drilling

Contract drilling revenues and contract drilling costs decreased $153,000 (17%) and $154,000 (15%), respectively, for the three months ended June 30, 2022, as compared to the same period in the prior year. The contract drilling segment generated a $177,000 operating loss before general and administrative expenses in the three months ended June 30, 2022, an increase in operating results of $36,000 as compared to the $213,000 operating loss generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs decreased $1,790,000 (42%) and $829,000 (23%), respectively, for the nine months ended June 30, 2022, as compared to the same period in the prior year. The contract drilling segment generated a $469,000 operating loss before general and administrative expenses in the nine months ended June 30, 2022, a decrease in operating results of $861,000 as compared to the $392,000 operating profit generated during the same period of the prior year.

The decrease in contract drilling revenues and contract drilling costs for the three months ended June 30, 2022 is due to slightly less water well drilling activity in the current year period as compared to the same period in the prior year. The decrease in contract drilling revenues and contract drilling costs for the nine months ended June 30, 2022 as compared to the same period in the prior year is due to decreased water well drilling activity and a lower amount of revenue and costs recognized for uninstalled materials installations in the current year period as compared to the same period in the prior year. The decrease in operating results discussed above for the nine months ended June 30, 2022 as compared to the same period of the prior year is primarily due to a significant well drilling contract in the prior year period. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to two drilling rigs were being used at this job during the prior year period with crews working extended hours. This contract generated a significant amount of operating profit in the prior year period. However, activity related to this relatively high margin contract was essentially completed as of December 31, 2020 and thus, did not contribute to operating results from that point forward.

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of June 30, 2022 for any further costs as there is no related probable or estimable contingent liability.

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

General and Administrative Expenses

General and administrative expenses decreased $514,000 (23%) for the three months ended June 30, 2022 as compared to the same period in the prior year. The decrease was primarily due to decreases of $153,000 in professional fees related to land investment segment proceeds, $124,000 in share-based compensation expense, $97,000 in bad debt expense related to receivables from oil and gas partners, $39,000 in rent expense for our Canadian office, and $28,000 in post-retirement medical plan costs. General and administrative expenses increased $444,000 (8%) for the nine months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily due to increases of $656,000 in professional fees primarily related to legal and consulting services and $152,000 in share-based compensation expense in the current year period as compared to the same period in the prior year, partially offset by a reduction of $111,000 in post-retirement medical plan costs and $298,000 in stockholder costs related to the cooperation and support agreement with the MRMP Stockholders in the prior year period as compared to the current year period.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization increased $579,000 (246%) and $1,177,000 (159%) for the three and nine months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The increases were due to depletion attributable to production in Oklahoma, whereas there was no such depletion in the prior year periods, and increases in the depletion rate for Canadian properties as the result of the drilling of new wells, acquisition of additional working interests, and facilities expansion and upgrade costs, all in the Twining area.

Impairment of Assets

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended June 30, 2022 and 2021. There was no ceiling test impairment during the nine months ended June 30, 2022 and a $630,000 ceiling test impairment during the nine months ended June 30, 2021.

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

Equity in Income of Affiliates

Barnwell recognized equity in income of affiliates of $433,000 and $3,400,000 during the three and nine months ended June 30, 2022, respectively, as compared to equity in income of affiliates of $3,348,000 and $5,026,000 during the three and nine months ended June 30, 2021, respectively. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of eight lots during the prior year period, of which six lots were sold in the quarter ended June 30, 2021, as compared to six lot sales in the current year period, of which no lots were sold in the quarter ended June 30, 2022, partially offset by $459,000 in preferred return payments received from KKM in the prior year period as compared to none in the current year period.

During the nine months ended June 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests. During the nine months ended June 30, 2021, Barnwell received net cash distributions in the amount of $5,328,000 after distributing $599,000 to non-controlling interests. Of the $5,328,000 net cash distributions received during the nine months ended June 30, 2021, $459,000 represented a payment of the preferred return from KKM, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the nine months ended June 30, 2022 was equivalent to the $3,400,000 of distributions received in that period.

Income Taxes

Barnwell’s effective consolidated income tax rate, after adjusting earnings before income taxes for non-controlling interests, was 3% and 5% for the three and nine months ended June 30, 2022, respectively, as compared to 4% and 6% for the three and nine months ended June 30, 2021.
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
In addition, net operating loss carryforwards, all of which had a full valuation allowance at the end of the previous fiscal year, are being partially utilized in the current year periods to offset taxable income in the U.S. federal and Canadian jurisdictions. The net operating loss carryforwards beyond the current year’s utilization continue to have a full valuation allowance as realization of their benefit is not more likely than not.
Included in the current income tax provision for the three and nine months ended June 30, 2022 is a $61,000 expense for income tax penalties and interest thereon for the non-filing of IRS Form 8858 in each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company is in the process of amending its U.S. federal tax returns to include Form 8858 and plans to request abatement of the potential penalties and interest. There was no such expense included in the current income tax provision for the three and nine months ended June 30, 2021.
Net Earnings Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $58,000 and $671,000 for the three and nine months ended June 30, 2022, respectively, as compared to net earnings attributable to non-controlling interests of $576,000 and $797,000 for the same periods in the prior year. The changes of $518,000 (90%) and $126,000 (16%) for the three and nine months, respectively, are primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenues in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

    Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations and land investment segment proceeds. At June 30, 2022, Barnwell had $12,339,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $5,669,000 for the nine months ended June 30, 2022, as compared to cash flows provided by operations of $2,105,000 for the same period in the prior year. This $3,564,000 change in operating cash flows was primarily due to higher operating results, before non-cash impairment expenses, for the oil and natural gas segment, which was partially offset by lower operating results for the contract drilling segment in the current year period as compared to the prior year period, and fluctuations in working capital.

Cash flows used in investing activities totaled $6,063,000 during the nine months ended June 30, 2022, as compared to cash flows provided by investing activities of $1,955,000 during the same period of the prior year. This $8,018,000 change in investing cash flows was primarily due to an increase of $1,215,000 in payments to acquire oil and natural gas properties, an increase of $5,637,000 in cash paid for oil and natural gas capital expenditures, and a decrease of $1,419,000 received in distributions from equity investees in excess of earnings in the current year period as compared to the prior year period, partially offset by a $687,000 increase in proceeds from the sale of contract drilling assets in the current year period as compared to none in the prior year period.

Cash flows provided by financing activities totaled $1,727,000 for the nine months ended June 30, 2022, as compared to cash flows provided by financing activities of $832,000 for the nine months ended June 30, 2021. The $895,000 change in financing cash flows was primarily attributed to an increase of $620,000 in proceeds from issuance of stock, net of costs, related to the Company's ATM offering and a decrease of $322,000 in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.
Cash Dividend

In August 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share payable on September 6, 2022 to stockholders of record on August 23, 2022.

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

Paycheck Protection Program Loan

In April 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act. The note was to mature two years after the date of the loan disbursement with interest at a fixed annual rate of 1.00% and with the principal and interest payments deferred until ten months after the last day of the covered period. In April 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $149,000 during the three and nine months ended June 30, 2021.

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
During the nine months ended June 30, 2022, the Company sold 509,467 shares of common stock resulting in net proceeds of $2,356,000 after commissions and fees of $75,000 and ATM-related professional services of $22,000. During the nine months ended June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,736,000 after commissions and fees of $59,000 and ATM-related professional services of $124,000.

In August 2022, the Company’s Board of Directors suspended the sales of our common stock under the ATM until further notice.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $1,687,000 and $7,353,000 for the three and nine months ended June 30, 2022, respectively, as compared to $726,000 and $897,000 for the same periods in the prior year.

    The Company participated in the drilling of three gross (1.6 net) wells, of which one is operated and two are non-operated, in the Twining area of Alberta, Canada, that were completed and began producing in the quarter ended March 31, 2022. In the three months ended June 30, 2022, the Company participated in the drilling of one gross (0.29 net) non-operated well in the Twining area with completion and production expected to occur in the quarter ending September 30, 2022. Capital expenditures incurred for the drilling of these four wells in the nine months ended June 30, 2022 totaled approximately $4,858,000. The Company has also committed to participating in the additional drilling of three gross (0.87 net) non-operated wells in the Twining area with drilling, completion and production expected to occur in the quarter ended September 30, 2022.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2022 will range from $11,000,000 to $12,000,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

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

Dispositions

There were no significant oil and natural gas property dispositions during the nine months ended June 30, 2022.

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

As of June 30, 2022, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2022 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

    We are updating the risk factor disclosure in “Item 1A. Risk Factors” in our 2021 Annual Report by adding the discussion below.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 12, 2022	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)