Form 10-K
period 2022-09-30
BARNWELL INDUSTRIES INC
filed 2022-12-29
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 500, Honolulu, Hawaii	96813-2840
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:  (808) 531-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American
Common Stock Purchase Rights	N/A	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12,155,000.
As of December 9, 2022 there were 9,956,687 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement, to be forwarded to stockholders on or about January 13, 2023, is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars.

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
AER	-	Alberta Energy Regulator
ARO	-	Asset retirement obligation
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL
Consolidated Balance Sheets	-	The consolidated balance sheets of Barnwell Industries, Inc. and its subsidiaries.
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-	Total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well. In the context of production volumes, gross represents amounts before deduction of the royalty share due others.
InSite	-	InSite Petroleum Consultants Ltd.
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC
KD II	-	KD Acquisition II, LP, formerly known as WB KD Acquisition, II, LLC
KD Development		KD Development, LLC
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort Land Development Partnerships	-	The following partnerships in which Barnwell owns non-controlling interest:
KD Kukio Resorts, LLLP (“KD Kukio Resorts”)
KD Maniniowali, LLLP (“KD Maniniowali”)
KD Kaupulehu, LLLP, which consists of KD I and KD II (“KDK”)
LCA	-	Licensee Capability Assessment
LGX	-	LGX Oil & Gas Ltd.
MBbls	-	thousands of barrels of oil
Mcf	-	one thousand cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf
MMcf	-	one million cubic feet of natural gas
Net	-	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.
NGL(s)	-	natural gas liquid(s)
Octavian Oil	-	Octavian Oil, Ltd.
OWA		Orphan Well Association
Ryder Scott	-	Ryder Scott Company, L.P.
SEC	-	United States Securities and Exchange Commission
U.S.	-	United States
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.
WIP		Working Interest Partners

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are domestic and international general economic conditions, such as recessionary trends and inflation; domestic and international political, legislative, economic, regulatory and legal actions, including changes in the policies of the Organization of the Petroleum Exporting Countries or other developments involving or affecting oil and natural gas producing countries; military conflict, embargoes, internal instability or actions or reactions of the governments of the U.S. and/or Canada in anticipation of or in response to such developments; interest costs, restrictions on production, restrictions on imports and exports in both the U.S. and Canada, the maintenance of specified reserves, tax increases and retroactive tax claims, royalty increases, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety; the condition of Hawaii’s real estate market, including the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, the condition of Hawaii’s tourism industry and the level of confidence in Hawaii’s economy; levels of land development activity in Hawaii; levels of demand for water well drilling and pump installation in Hawaii; the potential liability resulting from pending or future litigation; the Company’s acquisition or disposition of assets; the effects of changed accounting rules under GAAP promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in this Form 10-K, in other portions of this Form 10-K, in the Notes to Consolidated Financial Statements, and in other documents filed by Barnwell with the SEC.  In addition, unpredictable or unknown factors not discussed in this report could also cause actual results to materially and adversely differ from those discussed in the forward-looking statements.

PART I

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2022 represented Barnwell’s 66th year of operations. Barnwell operates in the following three principal business segments:

•Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and in the U.S. state of Oklahoma.

•Land Investment Segment  -  Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment  -  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Barnwell acquires and develops crude oil and natural gas assets in the province of Alberta, Canada via two corporate entities, Barnwell of Canada and Octavian Oil. Barnwell of Canada is a U.S. incorporated company that has been active in Canada for over 50 years, primarily as a non-operator participating in exploration projects operated by others. Octavian Oil is a Canadian company incorporated in 2016 to achieve growth through the acquisition and development of crude oil reserves and development of those reserves. Additionally, through its wholly-owned subsidiary BOK Drilling, LLC (“BOK”), established in February 2021, Barnwell is indirectly involved in oil and natural gas investments in Oklahoma.

Strategy

Barnwell’s Canadian oil and natural gas assets are currently managed as two categories based on their differing attributes and strategies: Twining and Legacy.

Twining consists of assets in the Twining field, in Alberta, Canada, that were purchased in August 2018 and additions to the field subsequently. These assets are partially operated by the Company and partially operated by Pine Cliff Energy Ltd. The oil wells operated by the Company are largely low decline wells, less than 15% per year decline rates, and due to these lower decline rates, these Twining oil wells require a lower amount of capital investment than higher decline rate wells. This lower capital requirement along with the fact that the land is largely held indefinitely, enables development drilling to be done when commodity prices support it. Since Barnwell’s entry into the Twining property, we have participated in drilling eight gross horizontal development wells that were completed with multi-stage sand fracs, all of which have been or are forecast to be profitable. Of these eight wells, two are 100%-owned operated wells chosen by Barnwell and six gross (1.7 net) are non-operated wells. Barnwell plans to continue to develop the pool with more horizontal wells if commodity prices continue to support their profitability.

The Legacy category consists of the Company's Canadian oil and natural gas assets not in the Twining area which are largely non-operated. The Canadian Legacy assets are located throughout Alberta, Canada, and produce shallow gas and conventional oil from a variety of pools. These assets have been accumulated over decades of Barnwell activity. Barnwell continues to evaluate opportunities to either divest the legacy Canadian assets or add to them through acquiring working interests depending on technical and economic evaluations.

In Oklahoma, the Company commenced participation in an eight-well drilling program with non-operated working interests for seven wells varying from 1.2% to 4.2% and a minor overriding royalty interest, 0.07%, in one well. Additional drilling opportunities in the U.S. are being investigated.

At September 30, 2022, Barnwell’s reserves were approximately 54% operated and consisted of 56% conventional oil and natural gas liquids and 44% natural gas. At September 30, 2021, Barnwell’s reserves were approximately 64% operated and consisted of 56% conventional oil and natural gas liquids and 44% natural gas.

Operations

All acquisitions, operational and developmental activities in the Twining area are the responsibility of the President and Chief Operating Officer of Octavian Oil with approvals for major expenditures secured from Barnwell’s executive management and, when applicable, the Board of Directors.

Our oil and natural gas segment revenues, profitability, and future rate of growth are dependent upon oil and natural gas prices and the Company’s ability to use its current cash, obtain external financing or generate sufficient cash flows to fund the development of our reserves. In the recent past, the industry experienced a period of low oil and natural gas prices that negatively impacted our past operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years. Oil and natural gas prices have recovered significantly from the prior year which could improve sources of external finances.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices also are subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the respective property operators. Prices received in Canada also have been negatively impacted by the lack of export pipeline capacity.

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite Petroleum Consultants Ltd. (“InSite”) in Canada and Ryder Scott Company, L.P. (“Ryder Scott”) in the U.S., in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s Canadian reserves in this Form 10-K is derived from the report of InSite and a copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1. All information with respect to the Company’s U.S. reserves in this Form 10-K is derived from the report of Ryder Scott and a copy of the report issued by Ryder Scott is filed with this Form 10-K as Exhibit 99.2.

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

Barnwell has a Reserves Committee consisting of two independent directors and Barnwell's CEO. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation reports prepared by the independent petroleum reserve engineering firms and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

Barnwell of Canada’s President and Chief Operating Officer is a professional engineer with over 25 years of relevant experience in the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

The amounts set forth in the following table, based on our independent reserve engineers’ evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2022 for all properties located in Canada and the U.S. in which Barnwell has an interest. All of our oil and natural gas reserves are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2021.

	As of September 30, 2022
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil, including natural gas liquids (Bbls)	1,046,000	34,000	1,080,000
Natural gas (Mcf)	4,857,000	128,000	4,985,000
Total (Boe)	1,883,000	56,000	1,939,000

During fiscal 2022, Barnwell’s total net proved developed reserves of oil and natural gas liquids increased by 410,000 Bbls (64%) and total net proved developed reserves of natural gas increased by 1,944,000 Mcf (67%), for a combined increase of 745,000 Boe (65%). The increase in natural gas reserves were primarily the result of higher oil and gas prices resulting in positive revisions in the current year period.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2022, by location and property name, based on information prepared by our independent reserve engineers, as well as net production and net revenues by location and property name for the year ended September 30, 2022. The reserve data in this table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2022, the date of the projection.

	As of September 30, 2022				For the year ended September 30, 2022
	Net Proved Producing Reserves		Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL	Gas
Canada:
Twining	708	2,775	875	3,358	160	611	$13,537,000	$2,812,000
Bonanza/Balsam	25	20	25	20	4	3	334,000	18,000
Kaybob	30	117	30	117	3	17	257,000	73,000
Medicine River	41	549	41	549	6	21	360,000	89,000
Thornbury	—	429	—	429	—	63	—	264,000
Wood River	18	43	18	43	12	22	991,000	93,000
Other properties	—	3	1	3	3	35	113,000	144,000
United States:
Oklahoma	90	466	90	466	42	192	2,462,000	1,034,000
Total	912	4,402	1,080	4,985	230	964	$18,054,000	$4,527,000

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

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves located in Canada and the U.S. and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2022. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses.

Year ending September 30,
2023	$10,645,000
2024	6,976,000
2025	5,007,000
Thereafter	8,206,000
Undiscounted future net cash flows, after income taxes	$30,834,000

Standardized measure of discounted future net cash flows	$27,878,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $4.12 per Mcf and an oil price of $81.01 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s reserve reports.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2022 and 2021 was derived in Alberta, Canada and in Oklahoma. Barnwell's net production in fiscal 2020 was derived in Alberta, Canada. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2022	2021	2020
Annual net production:
Natural gas (Mcf)	964,000	694,000	649,000
Oil (Bbls)	182,000	147,000	153,000
Natural gas liquids (Bbls)	48,000	24,000	21,000
Total (Boe)	396,000	291,000	286,000
Total (Mcfe)	2,296,000	1,685,000	1,658,000
Annual average sales price per unit of production:
Mcf of natural gas*	$4.63	$2.62	$1.64
Bbl of oil**	$86.73	$51.74	$33.85
Bbl of natural gas liquids**	$48.06	$31.92	$17.16
Annual average production cost per Boe produced***	$23.66	$22.40	$16.79
Annual average production cost per Mcfe produced***	$4.08	$3.86	$2.89
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

Capital Expenditures and Acquisitions

Barnwell invested $11,052,000 in oil and natural gas properties during fiscal 2022, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were mostly for the drilling of wells in the Twining area and also were for facilities expansion and upgrade costs in the Twining area and the acquisition of additional working interests in several wells in the Twining area.

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

Well Drilling Activities

The Company participated in the drilling of six gross (1.7 net) non-operated development wells in the Twining area during the year ended September 30, 2022. Capital expenditures incurred by the Company for these non-operated development wells totaled $4,366,000 for the year ended September 30, 2022. Five gross (1.4 net) wells were producing at September 30, 2022 and the remaining one gross (0.3 net) well is awaiting tie-in and is expected to produce in fiscal 2023. The Company drilled one gross (1.0 net) operated development well in the Twining area which was producing at September 30, 2022. Capital expenditures incurred by the Company for this operated well was $2,852,000. The Company did not drill or participate in the drilling of wells in Oklahoma during the year ended September 30, 2022.

In fiscal 2021, the Company participated in the drilling of seven gross (0.2 net) non-operated development wells in Oklahoma. Capital expenditures incurred by the Company for these Oklahoma wells totaled $1,178,000 for the year ended September 30, 2021. All wells were producing during the year ended September 30, 2022, producing 42,000 barrels of oil and natural gas liquids and 192,000 Mcf of natural gas. The Company did not drill or participate in the drilling of wells in Canada during the year ended September 30, 2021.

In fiscal 2020, the Company drilled one gross (1.0 net) horizontal development well in the Twining area. The Company did not drill or participate in the drilling of wells in Oklahoma during the year ended September 30, 2020.

Producing Wells

As of September 30, 2022, Barnwell had interests in 148 gross (62.4 net) producing wells in Alberta, Canada, of which 93 gross (55.2 net) were oil wells and 55 gross (7.2 net) were natural gas wells and had interests in seven gross (0.2 net) producing oil wells in Oklahoma.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases in Canada which Barnwell held as of September 30, 2022. The acreage of developed and undeveloped oil and natural gas leases in the U.S. are not significant and are therefore not included in the table below.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	136,220	32,890	28,400	8,210	164,620	41,100
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Eighty-six percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2022. Fourteen percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and expire over the next five fiscal years, if not developed, as follows: 12% expire during fiscal 2023; no expirations during fiscal 2024 and 2025; 2% expire during fiscal 2026; and no expirations during fiscal 2027. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Much of the undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices. Barnwell’s undeveloped acreage includes a significant concentration in the Twining area (2,860 net acres).

Marketing of Oil and Natural Gas

Barnwell sells its Canadian oil, natural gas, and natural gas liquids production, including under short-term contracts between itself and two main oil marketers, one natural gas purchaser, and one natural gas liquids marketer. The prices received are freely negotiated between buyers and sellers and are determined from transparent posted prices adjusted for quality and transportation differentials. In fiscal 2022, over 80% of Barnwell’s Canadian oil and natural gas revenues were from products sold at spot prices. Barnwell does not use derivative instruments to manage price risk.

In fiscal 2022 and 2021, Barnwell took most of its Canadian oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenues.

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

In fiscal 2022 and 2021, 67% and 45%, respectively, of Canadian royalties related to Alberta government charges, and 33% and 55%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the Alberta royalty framework.

In fiscal 2022, the weighted-average royalty rate paid on all of Barnwell’s Canadian natural gas was 12%, and the weighted-average royalty rate paid on oil was 17%. In fiscal 2022, the weighted-average royalty rate paid on all of Oklahoma’s production was 23%.

In June 2021, the AER announced that the previous Licensee Liability Program (“LLP”) would be replaced by the Licensee Life-Cycle Management via a Licensee Capability Assessment (“LCA”). The LCA is intended to be a more comprehensive assessment of corporate health and considers a wider variety of factors than those considered under the LLP and establishes clear expectations for industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered are grouped into six factor groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency, and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers.” Barnwell’s assessment under the LCA Program is currently favorable with Tier 1 or 2 overall rankings in the six factor groups. Barnwell believes it can continue to manage its operations to maintain a favorable ranking. Importantly, an inventory reduction program also has been implemented which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with five-year rolling spending targets. Currently, these targets are forecast by the AER to increase by 9% per year. These targets became effective January 1, 2022. Barnwell believes the targets assessed by the AER are within estimated forecasts for Barnwell’s future ARO spending and therefore the Company will be in compliance with spend targets under the Inventory Reduction Program.

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

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and will need to pay the remaining balance of $637,000 by August 2023. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the year ended September 30, 2021. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As at September 30, 2022, the Company recognized a cumulative reduction in the deposit balance of $113,000 for work performed under this program.

Over the past five years, the Company has worked to reduce its abandonment and reclamation obligations associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Sixteen Barnwell operated sites have been certified as fully reclaimed or exempt since 2016. To aid in this regard, and as a stimulus response to the COVID-19 pandemic, the Canadian Federal Government created and funded the Alberta-administered Site Rehabilitation Program (“SRP”) in spring 2020. The SRP has been designed to reduce oil and gas industry liabilities by funding vendors who perform closure work. In partnership with its vendors, Barnwell-operated sites have received $388,000 in net funding to date, to be directed to ARO reduction activities. Barnwell has further benefited from grants allocated to its non-operated property partners amounting to $120,000.

Competition

Barnwell competes in the sale of oil and natural gas on the basis of price and on the ability to deliver products. The oil and natural gas industry is intensely competitive in all phases, including the acquisition and development of new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There also is competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial, technical and other resources.

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

Increment I is an area of 80 single-family lots, 78 of which were sold from 2006 to 2022, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II. The remaining 420 developable acres at Increment II are entitled for up to 350 homesites. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I's sales of single-family residential lots in Increment I. In fiscal 2022, six single-family lots were sold and two single-family lots, of the 80 lots developed within Increment I, remained to be sold as of September 30, 2022.

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

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments also is obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

In fiscal 2022, the Kukio Resort Land Development Partnerships sold six lots in Increment I and as a result of the lot sales, made cash distributions to its partners of which Barnwell received $3,400,000 resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests.

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

Operations

Water Resources owns and operates three water well drilling rigs, two pump rigs and other ancillary drilling and pump equipment. Additionally, Water Resources leases month-to-month a storage facility in Honolulu, Hawaii, and leases a one-acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and a one-half acre equipment storage yard in Waimea, Hawaii. Water Resources also maintains an inventory of uninstalled materials for jobs in progress and an inventory of drilling materials and pump supplies.

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

During the year ended September 30, 2022, Water Resources sold a drilling rig and related ancillary equipment to an independent third party for proceeds of $687,000, net of related costs, which was equivalent to its net carrying value. No drilling rigs were sold in fiscal 2021.

In October 2022, Water Resources sold an additional drilling rig to an independent third party for proceeds of $551,000, net of related costs and accordingly, the Company will recognize a $551,000 gain on the sale of the drilling rig in the first quarter of fiscal 2023 ending December 31, 2022 as the rig was fully depreciated.

In fiscal 2022, Water Resources started two well drilling and four pump installation and repair contracts and completed three well drilling and three pump installation and repair contracts. Of the three completed well drilling contracts, one was started in fiscal 2018 and two were started in fiscal 2019. Of the three completed pump installation and repair contracts, one was started in fiscal 2016, one was started in fiscal 2020 and one was started in the current year. Fifty-two percent of well drilling and pump installation and repair jobs, representing 59% of total contract drilling revenues in fiscal 2022, have been pursuant to government contracts.

At September 30, 2022, there was a backlog of seven well drilling and 14 pump installation and repair contracts, of which four well drilling and 10 pump installation and repair contracts were in progress as of September 30, 2022.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2022 and 2021 was as follows:

	December 1,
	2022	2021
Well drilling	$10,000,000	$8,000,000
Pump installation and repair	1,200,000	1,500,000
	$11,200,000	$9,500,000

Of the contracts in backlog at December 1, 2022, $8,600,000 is expected to be recognized in fiscal 2023 with the remainder to be recognized in the following fiscal year.

Competition

Water Resources competes with other drilling contractors in Hawaii, some of which use drill rigs similar to Water Resources’. These competitors also are capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. These contractors compete actively with Water Resources for government and private contracts. Pricing is Water Resources’ major method of competition; reliability of service also is a significant factor.

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2022 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 11 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2022, Barnwell employed 35 individuals; 34 on a full time basis and 1 on a part-time basis.

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

Available Information

We maintain a website at www.brninc.com. We make available on our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as practicable after we electronically file such reports with, or furnish them to, the SEC. The contents of our website are not part of this Annual Report on Form 10-K and are not incorporated by reference into this document. Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov. The Company’s references to URLs for these websites are intended to be textual references only.

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

Entity-Wide Risks

Our business operations and financial condition have been and may continue to be materially and adversely affected by the outbreak of novel strains of coronavirus.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the U.S. and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the Omicron variants, spreading throughout the U.S. and globally and causing significant disruptions. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.

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

There may be adverse effects on the value of your investment from our use of our Tax Benefits Preservation Plan.

In October 2022, subsequent to the end of our 2022 fiscal year, our Board of Directors adopted a Tax Benefits Preservation Plan designed to protect the availability of the Company’s existing net operating loss carryforwards and certain other tax attributes by discouraging persons or groups of persons from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Sections 382 and 383 of the Internal Revenue Code (the “Code”).

The Tax Benefits Preservation Plan may have an “anti-takeover effect” because it may deter a person or group of persons from acquiring beneficial ownership of 4.95% or more of our outstanding common stock or, in the case of a person or group of persons that already own 4.95% or more of our outstanding common stock, from acquiring any additional common stock. The Tax Benefits Preservation Plan could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares of our common stock, and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with any such transactions or actions. In addition, because our Board of Directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful.

Additionally, a stockholder’s ability to dispose of our common stock may be limited if the Tax Benefits Preservation Plan reduces the number of persons willing to acquire our common stock or the amount they are willing to acquire. Thus, the Tax Benefits Preservation Plan could severely reduce liquidity of our common stock, negatively impacting the value of your investment. A stockholder also may become a greater than 4.95% stockholder upon actions taken by persons related to, or affiliated with, that stockholder. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of common stock approaches the proscribed level.

There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

Stockholders may be diluted significantly through our efforts to obtain financing, satisfy obligations through the issuance of securities or use our stock as consideration in certain transactions.

Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American and applicable law, to issue all shares of our common stock or warrants or other instruments to purchase such shares of our common stock. In addition, we may raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. A related effect of such issuances may enhance existing large stockholders’ influence on the Company, including that of Alexander Kinzler, our Chief Executive Officer.

A small number of stockholders, including our CEO, own a significant amount of our common stock and may have influence over the Company.

As of September 30, 2022, the CEO, who is a member of the Board of Directors, and two other stockholders hold approximately 39% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company.

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

Future oil and natural gas operating results and cash flow are highly dependent upon our level of success in acquiring or finding additional reserves on an economic basis. We cannot guarantee that we will be successful in developing or acquiring additional reserves and our current financial resources may be insufficient to make such investments. Furthermore, if oil or natural gas prices increase, our cost for additional reserves also could increase.

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

Various factors beyond our control affect prices of oil and natural gas including, but not limited to, changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. Energy prices also are subject to other political and regulatory actions outside our control, which may include changes in the policies of the Organization of the Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, or actions or reactions of the government of the U.S. in anticipation of or in response to such developments.

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

Liquidity problems encountered by our working interest partners or the third party operators of our non-operated properties also may result in significant financial losses as the other working interest partners or third party operators may be unwilling or unable to pay their share of the costs of projects as they become due. In the event a third party operator of a non-operated property becomes insolvent, it may result in increased operating expenses and cash required for abandonment liabilities if the Company is required to take over operatorship.

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

Barnwell's oil and natural gas segment is subject to the provisions of the AER’s Licensee Life-Cycle Management Program via a Licensee Capability Assessment (“LCA”). Under this program the AER assesses the corporate health of the Company and considers a wider variety of factors than those considered under the previous program. The LCA establishes clear expectations for industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered are grouped into six factor groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers”. Under the LCA Program, an inventory reduction program has also been implemented which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with five-year rolling spending targets which are currently forecasted by the AER to increase by approximately 9% per year. These targets became effective January 1, 2022.

The AER may require purchasers of AER licensed oil and natural gas assets to be within Tiers 1 or 2 overall rankings in the six factors group. This requirement for well transfers hinders our ability to generate capital by selling oil and natural gas assets as there are less qualified buyers.

The AER may require the Company to provide a security deposit if assessed at Tier 3. Diverting funds to the AER in the future would result in the diversion of cash on hand and operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LCA program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

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

In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller of the properties may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities or title defects in excess of the amounts claimed by us before closing and acquire properties on an “as is” basis.

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

Our business depends in part upon the availability, proximity and capacity of oil and natural gas gathering systems, pipelines and processing facilities. Canadian federal and provincial, as well as U.S. federal and state, regulation of oil and natural gas production, processing and transportation, tax and energy policies, general economic conditions, and changes in supply and demand could adversely affect our ability to produce and market oil and natural gas. If market factors change and inhibit the marketing of our production, overall production or realized prices may decline.

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

    Many of our operations involve, and are planned to utilize, the latest drilling and completion techniques as developed by our service providers in order to maximize production and ultimate recoveries and therefore generate the highest possible returns. Risks we face while completing our wells include, but are not limited to, the inability to fracture the planned number of stages, the inability to run tools and other equipment the entire length of the well bore during completion operations, the inability to recover such tools and other equipment, and the inability to successfully clean out the well bore after completion of the final fracture stimulation. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and takeaway capacity, and/or prices for crude oil, natural gas, and natural gas liquids decline, then the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of oil and gas properties and the value of our undeveloped acreage could decline in the future.

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

Our operations are subject to domestic and foreign government regulation and other risks, particularly in Canada and the U.S.

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the U.S., such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta is controlled by the government of that province. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 67% in fiscal 2022.

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

Legislation, regulation, and other government actions and shifting customer preferences and other private efforts related to greenhouse gas (“GHG”) emissions and climate change could increase our operational costs and reduce demand for our oil and natural gas, resulting in a material adverse effect on the Company’s results of operations and financial condition.

Barnwell may experience challenges from the impacts of international and domestic legislation, regulation, or other government actions relating to GHG emissions (e.g., carbon dioxide and methane) and climate change. International agreements and national, regional, and state legislation and regulatory measures that aim to directly or indirectly limit or reduce GHG emissions are in various stages of implementation. Many of these actions, as well as customers’ preferences and use of oil and natural gas or substitute products, are beyond the Company’s control. Similar to any significant changes in the regulatory environment, GHG emissions and climate change-related legislation, regulation, or other government actions may curtail profitability in the oil and gas sector, or render the extraction of the Company’s hydrocarbon resources economically infeasible. In particular, GHG emissions-related legislation, regulations, and other government actions and shifting consumer preferences and other private efforts aimed at reducing GHG emissions may result in increased and substantial capital, compliance, operating, and maintenance costs and could, among other things, reduce demand for the Company’s oil and natural gas; adversely affect the economic feasibility of the Company’s resources; impact or limit our business plans; and adversely affect the Company’s sales volumes, revenues, margins and reputation.

The ultimate impact of GHG emissions and climate change-related agreements, legislation, regulation, and government actions on the Company’s financial performance is highly uncertain because the Company is unable to predict with certainty, the outcome of political decision-making processes, including the actual laws and regulations enacted, the variables and tradeoffs that inevitably occur in connection with such processes, and market conditions.

Compliance with foreign tax and other laws may adversely affect our operations.

Tax and other laws and regulations are not always interpreted consistently among local, regional and national authorities. Income tax laws, other legislation or government incentive programs relating to the oil and natural gas industry may in the future be changed or interpreted in a manner that adversely affects us and our stockholders. It also is possible that in the future we will be subject to disputes concerning taxation and other matters in Canada, including the manner in which we calculate our income for tax purposes, and these disputes could have a material adverse effect on our financial performance.

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

Barnwell’s land investment segment is impacted by the condition of Hawaii’s real estate market, which is affected by Hawaii’s economy and Hawaii’s tourism industry, as well as the U.S. and world economies in general. Any future cash flows from Barnwell’s land development activities are subject to, among other factors, the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, and the level of confidence in Hawaii’s economy.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 59% in fiscal 2022. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

Supply chain and manufacturing issues of well drilling and pump installation equipment could adversely affect our operating results.

We are dependent on various well drilling and pump installation equipment to conduct our contract drilling segment operations. The shortage of and/or delay in delivery of such equipment, such as pumps, interruptions in supply, and price increases of such equipment and materials due to supply chain issues and manufacturing disruptions could adversely impact our gross margin and results of operations.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2020	$1.99	$0.76	December 31, 2021	$3.50	$2.30
March 31, 2021	$6.99	$1.25	March 31, 2022	$6.38	$2.38
June 30, 2021	$4.34	$2.02	June 30, 2022	$3.40	$2.29
September 30, 2021	$3.59	$2.00	September 30, 2022	$3.32	$2.12

Holders

As of December 9, 2022, there were 9,956,687 shares of common stock, par value $0.50, outstanding. As of December 9, 2022, there were approximately 80 shareholders of record and approximately 1,000 beneficial owners.

Dividends

In August 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on September 6, 2022 to stockholders of record on August 23, 2022. No dividends were declared or paid during fiscal 2021. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures and any other investments.

Securities Authorized for Issuance Under Equity Compensation Plans

See information included in Part III, Item 12, under the caption “Equity Compensation Plan Information.”

Stock Performance Graph and Cumulative Total Return

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 6.                             [RESERVED]

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2022 and 2021, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the years ended September 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Current Outlook

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the U.S. and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the Omicron variants, spreading throughout the U.S. and globally and causing significant disruptions. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.
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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged

44% of the previous year’s estimate, due in large part to the impacts of volatile oil and natural gas prices which change the economic viability of producing such reserves and changes in estimated proved undeveloped reserves which can fluctuate from year to year depending upon the Company's plans and ability to fund the capital expenditures necessary to develop such reserves. There can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.

If reported reserve volumes were revised downward by 5% at the end of fiscal 2022, the ceiling limitation would have decreased approximately $1,664,000 before income taxes, which would not have resulted in an increase in the ceiling impairment before income taxes due to sufficient room between the ceiling and the carrying value of oil and natural gas properties at the end of fiscal 2022 of approximately $20,064,000. The significant amount of room between the ceiling and the carrying value of oil and natural gas properties at the end of fiscal 2022 was due primarily to the fact that the carrying value was significantly reduced in prior years by impairment write-downs due to the extremely low average historical prices that were used in the ceiling test for those prior periods, whereas the prices used in the ceiling test at the end of fiscal 2022 reflects the significantly higher average historical prices used in that ceiling test.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2022, depletion for fiscal 2022 would have increased by approximately $129,000.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties primarily in the Twining area of Alberta, Canada, where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiary BOK, Barnwell is indirectly involved in non-operated oil and natural gas investments in Oklahoma.

Barnwell sells all of its Canadian oil and natural gas under short-term contracts with marketers based on prices indexed to market prices. The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers. Oil and natural gas prices are determined by many factors that are outside of our control. Market prices for oil and natural gas products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output. Oil and natural gas prices are very difficult to predict and fluctuate significantly. Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots, of which two remained to be sold at September 30, 2022.

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

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels, of which two remained to be sold at September 30, 2022, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

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

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $86.73 per barrel during the year ended September 30, 2022, an increase of 68% from $51.74 per barrel realized during the prior year. Oil prices continue to be volatile over time and thus, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

Barnwell realized an average price for natural gas of $4.63 per Mcf during the year ended September 30, 2022, an increase of 77% from $2.62 per Mcf realized during the prior year.

Land Investment Segment

Future land investment payments and any future cash distributions from our investment in the Kukio Resort Land Development Partnerships are dependent upon the sale of the remaining two residential lots within Increment I by KD I and potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort Land Development Partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. Management currently estimates that well drilling activity for fiscal 2023 is expected to be higher than fiscal 2022 based upon the number and value of contracts in backlog and anticipated job starts and durations.

Results of Operations

Summary

Net earnings attributable to Barnwell for fiscal 2022 totaled $5,513,000, a $740,000 decrease in operating results from net earnings of $6,253,000 in fiscal 2021. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•In the prior year period, the Company recognized $4,472,000 in gains that did not occur in fiscal 2022, which included a $2,341,000 gain from the termination of the Company's Post-retirement Medical plan, $1,982,000 in gains from the sales of assets, and a $149,000 gain on debt extinguishment;

•An $8,113,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year and new production from wells drilled in Oklahoma. Also contributing to the increase was a ceiling test impairment of $630,000 in the prior year period, whereas there was no such ceiling test impairment in the current year period;

•Equity in income from affiliates decreased $2,393,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $532,000 due to the Kukio Resort Development Partnerships' sale of six lots in the current year period, whereas there were eight lot sales in the prior year period;

•General and administrative expenses increased $956,000 primarily due to increases in professional fees in the current year period as compared to the same period in the prior year, partially offset by a decrease in stockholder costs in the prior year period as compared to the current year period; and

•A $484,000 foreign currency loss recorded in the current year period due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the strengthening of the U.S. dollar against the Canadian dollar.

General

Barnwell conducts operations in the U.S. and Canada. Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Barnwell cannot accurately predict future fluctuations of the exchange rates and the impact of such fluctuations may be material from period to period. To date, we have not entered into foreign currency hedging transactions. Foreign currency gains or losses on intercompany loans and advances that are not considered long-term investments in nature because management intends to settle these intercompany balances in the future are included in our statements of operations.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in fiscal 2022, as compared to fiscal 2021, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 7% at September 30, 2022, as compared to September 30, 2021. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2022 was $40,000, a $243,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $283,000 in fiscal 2021. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2022 and 2021 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2022 as compared to fiscal 2021. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2022	2021	$	%
Natural gas (Mcf)*	$4.63	$2.62	$2.01	77%
Oil (Bbls)	$86.73	$51.74	$34.99	68%
Natural gas liquids (Bbls)	$48.06	$31.92	$16.14	51%

	Annual Net Production
			Increase (Decrease)
	2022	2021	Units	%
Natural gas (Mcf)	964,000	694,000	270,000	39%
Oil (Bbls)	182,000	147,000	35,000	24%
Natural gas liquids (Bbls)	48,000	24,000	24,000	100%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $10,536,000 operating profit in fiscal 2022 before general and administrative expenses, an increase in operating results of $8,113,000 as compared to $2,423,000 of operating profit in fiscal 2021. There was no ceiling test impairment during the year ended September 30, 2022 and a $630,000 ceiling test impairment during the year ended September 30, 2021.

Our Oklahoma operations generated $2,667,000 (25%) of our oil and natural gas segment operating profits for the year ended September 30, 2022 as compared to $80,000 (3%) of our oil and natural gas segment operating profits for the year ended September 30, 2021.

Oil and natural gas revenues increased $12,327,000 (120%) from $10,254,000 in fiscal 2021 to $22,581,000 in fiscal 2022, primarily due to significant increases in oil, natural gas and natural gas liquids prices as compared to the same period in the prior year. Additionally, production increased due to new wells drilled in the Twining area and Oklahoma, as well as due to additional working interests acquired in the Twining area. The increase in net production from Canadian areas was partially offset by an increase in royalty rates attributed to the increase in commodity prices.

Oil and natural gas operating expenses increased $2,883,000 (44%) from $6,556,000 in fiscal 2021 to $9,439,000 in fiscal 2022, primarily due to production from the new wells drilled in the Twining area and Oklahoma, as well as due to additional working interests acquired in the Twining area. The increase was also partially attributable to workovers, repairs, higher utilities and hauling costs, and restart costs for certain acquired wells, as well as to the remediation of a minor pipeline leak.

    Oil and natural gas segment depletion increased $1,961,000 (304%) from $645,000 in fiscal 2021 to $2,606,000 in fiscal 2022, primarily due to increases in the depletion rate for Canadian properties and also new production from those properties, both of which were the result of the drilling of new wells, acquisition of additional working interests, and facilities expansion and upgrade costs, all in the Twining area. The increase also was due to increased depletion from production in Oklahoma, whereas there was only a minor amount of such depletion in the prior year period.

All seven non-operated wells in Oklahoma were producing during the year ended September 30, 2022. The Company’s share of net production from these wells plus another well with a minor overriding royalty interest totaled 42,000 barrels of oil and natural gas liquids and 192,000 Mcf of natural gas for total revenues of $3,496,000 during the year ended September 30, 2022. Our Oklahoma production is from shale oil wells that typically have steep production declines and accordingly, we estimate that their production will continue to decline significantly.

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

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Year ended September 30,
	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,295,000	$1,738,000
Fees - included in general and administrative expenses	(158,000)	(212,000)
Sale of interest in leasehold land, net of fees paid	$1,137,000	$1,526,000

During the year ended September 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD I from the sale of six single-family lots within Increment I. During the year ended September 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD I from the sale of eight single-family lots within Increment I.

In November 2022, Kaupulehu Developments received a percentage of sales payment of $265,000 from the sale of one lot within Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022. Accordingly, with the inclusion of the lot sale subsequent to September 30, 2022, one single-family lot of the 80 lots developed within Increment I remained to be sold as of the date of this report. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $1,269,000 (22%) to $4,540,000 in fiscal 2022, as compared to $5,809,000 in fiscal 2021, and contract drilling costs decreased $964,000 (17%) to $4,591,000 in fiscal 2022, as compared to $5,555,000 in fiscal 2021. The contract drilling segment generated a $222,000 operating loss before general and administrative expenses during fiscal 2022, a decrease in operating results of $133,000 as compared to an operating loss before general and administrative expenses of $89,000 in fiscal 2021. The decrease in contract drilling revenues, costs, and operating results for the year ended September 30, 2022 is due to decreased water well drilling activity in the current year period as compared to the same period in the prior year, primarily due to a significant well drilling contract in a portion of the prior year period, which was essentially completed as of December 31, 2020 and thus, did not contribute to operating results from that point forward.

At September 30, 2022, there was a backlog of seven well drilling and 14 pump installation and repair contracts, of which four well drilling and 10 pump installation and repair contracts were in progress as of September 30, 2022. The backlog of contract drilling revenues as of December 1, 2022 was approximately $11,200,000, of which $8,600,000 is expected to be realized in fiscal 2023 with the remainder to be recognized in the following fiscal year. Based on these contracts in backlog, contract drilling segment operating results are estimated to be higher in fiscal 2023 as compared to fiscal 2022.

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of September 30, 2022 for any further costs related to this contract as there is no related probable or estimable contingent liability.

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

General and administrative expenses

General and administrative expenses increased $956,000 (13%) to $8,044,000 in fiscal 2022, as compared to $7,088,000 in fiscal 2021. The increase was primarily due to increases of $1,245,000 in professional fees primarily related to legal and consulting services and $65,000 in director fees in the current year period as compared to the same period in the prior year, partially offset by a reduction of $191,000 in pension and post-retirement medical plan costs and $296,000 in stockholder costs related to the cooperation and support agreement executed with the MRMP Stockholders in the prior year period as compared to the current year period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $1,815,000 (188%) from $963,000 in fiscal 2021 to $2,778,000 in fiscal 2022, primarily due to increases in the depletion rate for Canadian properties and also new production from those properties, both of which were the result of the drilling of new wells, acquisition of additional working interests, and facilities expansion and upgrade costs, all in the Twining area. The increase was also due to increased depletion from production in Oklahoma, whereas there was only a minor amount of such depletion in the prior year period.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the year ended September 30, 2022 and a $630,000 ceiling test impairment during the year ended September 30, 2021.

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

In September 2022, the Company determined that the right-of-use asset related to the operating lease for the Lot 4C leasehold land zoned conservation held by Kaupulehu Developments was fully impaired as of September 30, 2022. As a result, the Company recognized an $89,000 right-of-use asset impairment expense during the year ended September 30, 2022. The operating lease terminates in December 2025.

In September 2021, the Company designated a contract drilling segment drilling rig and related ancillary equipment, with an aggregate net carrying value of $725,000, as assets held for sale and recorded an impairment of $38,000 to reduce the value of these assets to its fair value, less estimated selling costs. The impairment expense was included in the “Impairment of assets” line item in the accompanying Consolidated Statements of Operations for the year ended September 30, 2021.

Foreign currency loss

Foreign currency loss was $484,000 during the year ended September 30, 2022, as compared to none during the year ended September 30, 2021 due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the strengthening of the U.S. dollar against the Canadian dollar. The foreign currency loss from intercompany balances was included in our consolidated net earnings as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

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

Gain on sale of assets

In July 2021, Barnwell completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. Income taxes were withheld by the buyers from Barnwell's net proceeds for potential amounts due to the Canada Revenue Agency related to the sale, and the amount was subsequently refunded to Barnwell in fiscal 2022.

The difference in the relationship between capitalized costs and proved reserves of the Spirit River properties sold, as compared to the properties retained by Barnwell, was significant as there was a 93% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Spirit River of $818,000 in the year ended September 30, 2021 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $77,000 assumed by the purchaser.

In September 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs, resulting in a gain of $1,164,000, which was recognized in the year ended September 30, 2021.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell recognized equity in income of affiliates of $3,400,000 for the year ended September 30, 2022, as compared to equity in income of affiliates of $5,793,000 for the year ended September 30, 2021. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of eight lots during the prior year period, as compared to six lot sales in the current year period, and $459,000 in preferred return payments received from KKM in the prior year period as compared to none in the current year period.

During the year ended September 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests. During the year ended September 30, 2021, Barnwell received net cash distributions in the amount of $6,011,000 from the Kukio Resort Land Development Partnerships after distributing $683,000 to non-controlling interests. Of the $6,011,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed in Note 3 of the Notes to Consolidated Financial Statements.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the year ended September 30, 2022 was equivalent to the $3,400,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $958,000 at September 30, 2022 and $654,000 at September 30, 2021.

In November 2022, Barnwell received a net cash distribution in the amount of $478,000 from the Kukio Resort Land Development Partnerships. Financial results from this distribution will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022.

Additionally, in November 2022, Kaupulehu Developments received a percentage of sales payment of $265,000 from the sale of one lot within Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022. Accordingly, with the inclusion of the lot sale subsequent to September 30, 2022, one single-family lot of the 80 lots developed within Increment I remained to be sold as of the date of this report. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Income taxes

The components of earnings before income taxes, after adjusting the earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2022	2021
United States	$739,000	$5,436,000
Canada	5,121,000	1,149,000
	$5,860,000	$6,585,000

Barnwell’s effective consolidated income tax rate for fiscal 2022, after adjusting earnings before income taxes for non-controlling interests, was 6% as compared to 5% for fiscal 2021.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S.

based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma, and therefore, receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes.
In addition, net operating loss carryforwards, all of which had a full valuation allowance at the end of the previous fiscal year, are being partially utilized in the current year to offset taxable income in the U.S. federal and Canadian jurisdictions. The net operating loss carryforwards beyond the current year’s utilization continue to have a full valuation allowance as realization of their benefit is not more likely than not.
Included in the current income tax provision for the year ended September 30, 2022 is a $62,000 expense for income tax penalties and interest thereon for the non-filing of IRS Form 8858 in each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company is in the process of amending its U.S. federal tax returns to include Form 8858 and plans to request abatement of the potential penalties and interest. There was no such expense included in the current income tax provision for the year ended September 30, 2021.
On June 28, 2019, the Government of Alberta reduced its corporate income tax rate from 12% to 11%, effective July 1, 2019, with further reductions in the rate by 1% on January 1 of every year until it reaches 8% on January 1, 2022. On June 29, 2020, the Government of Alberta introduced Alberta’s Recovery Plan which will, among other things, reduce Alberta’s general corporate income tax rate to 8% (from 10%) effective July 1, 2020. This reduction was enacted in the quarter ended December 31, 2020. Canadian deferred tax assets and liabilities have been measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. Alberta rate changes had no significant impact to earnings/loss as a result of a full valuation allowance being applied to Canadian deferred tax assets.
Net earnings attributable to non-controlling interests
Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $659,000 in fiscal 2022, as compared to net earnings attributable to non-controlling interests of $950,000 in fiscal 2021. The $291,000 (31%) decrease is primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenue received in the current year period as compared to the same period in the prior year.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. Prior to the suspension of the at-the-market offering program (“ATM”) in August 2022, the Company received $2,356,000 in net proceeds from the shares of common stock sold under the ATM in fiscal 2022. At September 30, 2022, Barnwell had $11,170,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $7,291,000 for fiscal 2022, as compared to cash flows provided by operating activities of $831,000 for the same period in fiscal 2021. This $6,460,000 change in operating cash flows was primarily due to significantly higher operating results for the oil and natural gas segment, which was partially offset by lower operating results for the contract drilling segment and a decrease in distributions from the Kukio Resort Land Development Partnerships in the current year period as compared to the prior year period. The change was also due to fluctuations in working capital.

Cash flows used in investing activities totaled $7,112,000 for fiscal 2022, as compared to cash flows provided by investing activities of $3,686,000 for fiscal 2021. This $10,798,000 change in investing cash flows was primarily due to an increase of $1,215,000 in payments to acquire oil and natural gas properties, an increase of $7,084,000 in cash paid for oil and natural gas capital expenditures, a decrease of $1,419,000 received in distributions from equity investees in excess of earnings, and a net decrease of $1,177,000 in proceeds from the sale of assets in the current year period as compared to same period in the prior year.

Cash flows provided by financing activities totaled $1,560,000 for fiscal 2022, as compared to cash flows provided by financing activities of $2,192,000 for fiscal 2021. The $632,000 change in financing cash flows was primarily attributed to a decrease of $823,000 in proceeds from issuance of stock, net of costs, related to the Company's ATM offering, a $149,000 increase in dividend payments, and a decrease of $387,000 in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividend

In August 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on September 6, 2022 to stockholders of record on August 23, 2022.

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($44,000) under the program. In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.7% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

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

During the year ended September 30, 2022, the Company sold 509,467 shares of common stock resulting in net proceeds of $2,356,000 after commissions and fees of $75,000 and ATM-related professional services of $22,000. During the year ended September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,179,000 after commissions and fees of $123,000 and ATM-related professional services of $605,000.

As of September 30, 2022, the Company has received $5,535,000 in cumulative net proceeds from the shares sold under the ATM program. In August 2022, the Company’s Board of Directors suspended the sales of our common stock under the ATM until further notice.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, increased $8,835,000 from $2,217,000 in fiscal 2021 to $11,052,000 in fiscal 2022.

The Company participated in the drilling of six gross (1.7 net) non-operated wells in the Twining area during the year ended September 30, 2022. Capital expenditures incurred by the Company for these non-operated wells totaled $4,366,000 for the year ended September 30, 2022. Five gross (1.4 net) wells were producing at September 30, 2022 and the remaining one gross (0.3 net) well is awaiting tie in and is expected to produce in fiscal 2023. The Company drilled one gross (1.0 net) operated well in the Twining area which was producing at September 30, 2022. Capital expenditures incurred by the Company for this operated well was $2,852,000. The Company did not drill or participate in the drilling of wells in Canada during the year ended September 30, 2021.

The Company did not drill or participate in the drilling of wells in Oklahoma during the year ended September 30, 2022. In fiscal 2021, the Company participated in the drilling of seven gross (0.2 net) non-operated wells in Oklahoma. Capital expenditures incurred by the Company for these Oklahoma wells totaled $1,178,000 for the year ended September 30, 2021.

Oil and Natural Gas Property Acquisitions and Dispositions

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

Dispositions

There were no significant oil and natural gas property dispositions during the year ended September 30, 2022. The $503,000 of proceeds from sale of oil and natural gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2022 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior year's oil and natural gas property sales.

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

In July 2021, Barnwell completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. Income taxes were withheld by the buyers from Barnwell's net proceeds for potential amounts due to the Canada Revenue Agency related to the sale, and the amount was subsequently refunded to Barnwell in fiscal 2022.

The difference in the relationship between capitalized costs and proved reserves of the Spirit River properties sold, as compared to the properties retained by Barnwell, was significant as there was a 93% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Spirit River of $818,000 in the year ended September 30, 2021 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $77,000 assumed by the purchaser.

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

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and will need to pay the remaining balance of $637,000 by August 2023. The Company revised its

Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the year ended September 30, 2021. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As of September 30, 2022, the Company recognized a cumulative reduction in the deposit balance of $113,000 for work performed under this program.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and gas properties

Critical Accounting Matter Description
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
•To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions, to the extent key, as follows:

◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
◦Evaluated the forecasted operating costs at year-end compared to historical operating costs;
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

Critical Accounting Matter Description
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

•We obtained an understanding of the Company’s estimation process that affected revenue recognized on engineering and construction contracts. This included controls over management’s monitoring and review of project costs, including the Company’s procedures to validate the completeness and accuracy of data used to determine the estimates;
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

Dallas, Texas
December 29, 2022

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,804,000	$11,279,000
Accounts and other receivables, net of allowance for doubtful accounts of: $231,000 at September 30, 2022; $391,000 at September 30, 2021	4,361,000	3,069,000
Income taxes receivable	—	530,000
Assets held for sale	—	687,000
Other current assets	2,932,000	2,470,000
Total current assets	20,097,000	18,035,000
Asset for retirement benefits	3,385,000	2,229,000
Operating lease right-of-use assets	132,000	296,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	13,232,000	2,423,000
Unproved properties	—	962,000
Total oil and natural gas properties, net	13,232,000	3,385,000
Drilling rigs and other property and equipment, net	369,000	490,000
Total assets	$37,215,000	$24,435,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,462,000	$1,416,000
Accrued capital expenditures	1,655,000	909,000
Accrued compensation	999,000	1,073,000
Accrued operating and other expenses	1,576,000	1,171,000
Current portion of asset retirement obligation	1,327,000	713,000
Other current liabilities	1,908,000	619,000
Total current liabilities	8,927,000	5,901,000
Long-term debt	44,000	47,000
Operating lease liabilities	117,000	180,000
Liability for retirement benefits	1,649,000	2,101,000
Asset retirement obligation	7,129,000	6,340,000
Deferred income tax liabilities	188,000	359,000
Total liabilities	18,054,000	14,928,000
Commitments and contingencies (Note 17)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares:
10,124,587 issued at September 30, 2022; 9,613,525 issued at September 30, 2021	5,062,000	4,807,000
Additional paid-in capital	7,351,000	4,590,000
Retained earnings	7,720,000	2,356,000
Accumulated other comprehensive income, net	1,294,000	32,000
Treasury stock, at cost:
167,900 shares at September 30, 2022 and 2021	(2,286,000)	(2,286,000)
Total stockholders’ equity	19,141,000	9,499,000
Non-controlling interests	20,000	8,000
Total equity	19,161,000	9,507,000
Total liabilities and equity	$37,215,000	$24,435,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2022	2021
Revenues:
Oil and natural gas	$22,581,000	$10,254,000
Contract drilling	4,540,000	5,809,000
Sale of interest in leasehold land	1,295,000	1,738,000
Gas processing and other	129,000	312,000
	28,545,000	18,113,000
Costs and expenses:
Oil and natural gas operating	9,439,000	6,556,000
Contract drilling operating	4,591,000	5,555,000
General and administrative	8,044,000	7,088,000
Depletion, depreciation, and amortization	2,778,000	963,000
Impairment of assets	89,000	668,000
Foreign currency loss	484,000	—
Interest expense	1,000	13,000
Gain on debt extinguishment	—	(149,000)
Gain on termination of post-retirement medical plan	—	(2,341,000)
Gain on sale of assets	—	(1,982,000)
	25,426,000	16,371,000
Earnings before equity in income of affiliates and income taxes	3,119,000	1,742,000
Equity in income of affiliates	3,400,000	5,793,000
Earnings before income taxes	6,519,000	7,535,000
Income tax provision	347,000	332,000
Net earnings	6,172,000	7,203,000
Less: Net earnings attributable to non-controlling interests	659,000	950,000
Net earnings attributable to Barnwell Industries, Inc. stockholders	$5,513,000	$6,253,000
Basic net earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$0.57	$0.73
Diluted net earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$0.57	$0.73
Weighted-average number of common shares outstanding:
Basic	9,732,936	8,592,154
Diluted	9,732,936	8,592,154

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2022	2021
Net earnings	$6,172,000	$7,203,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(40,000)	(283,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	101,000
Net actuarial gain arising during the period, net of taxes of $0	1,302,000	1,108,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	541,000
Total other comprehensive income	1,262,000	1,467,000
Total comprehensive income	7,434,000	8,670,000
Less: Comprehensive income attributable to non-controlling interests	(659,000)	(950,000)
Comprehensive income attributable to Barnwell Industries, Inc.	$6,775,000	$7,720,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2022 and 2021

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net earnings	—	—	—	6,253,000	—	—	950,000	7,203,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(283,000)	—	—	(283,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,034,000)	(1,034,000)
Share-based compensation	—	—	643,000	—	—	—	—	643,000
Issuance of common stock, net of costs	1,167,987	583,000	2,596,000	—	—	—	—	3,179,000
Issuance of common stock for services	478	1,000	1,000	—	—	—	—	2,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	101,000	—	—	101,000
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	1,108,000	—	—	1,108,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	—	—	—	541,000	—	—	541,000
Balance at September 30, 2021	9,445,625	4,807,000	4,590,000	2,356,000	32,000	(2,286,000)	8,000	9,507,000
Net earnings	—	—	—	5,513,000	—	—	659,000	6,172,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(40,000)	—	—	(40,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(647,000)	(647,000)
Share-based compensation	—	—	657,000	—	—	—	—	657,000
Issuance of common stock, net of costs	509,467	255,000	2,101,000	—	—	—	—	2,356,000
Issuance of common stock for services	1,595	—	3,000	—	—	—	—	3,000
Dividends declared, $0.015 per share	—	—	—	(149,000)	—	—	—	(149,000)
Retirement plans:
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	1,302,000	—	—	1,302,000
Balance at September 30, 2022	9,956,687	$5,062,000	$7,351,000	$7,720,000	$1,294,000	$(2,286,000)	$20,000	$19,161,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$6,172,000	$7,203,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in income of affiliates	(3,400,000)	(5,793,000)
Depletion, depreciation, and amortization	2,778,000	963,000
Impairment of assets	89,000	668,000
Gain on sale of oil and natural gas properties	—	(818,000)
Gain on sale of other assets	—	(1,164,000)
Sale of interest in leasehold land, net of fees paid	(1,137,000)	(1,526,000)
Distributions of income from equity investees	3,170,000	5,045,000
Retirement benefits income	(272,000)	(88,000)
Accretion of asset retirement obligation	767,000	580,000
Deferred income tax (benefit) expense	(171,000)	165,000
Asset retirement obligation payments	(942,000)	(421,000)
Share-based compensation expense	657,000	643,000
Common stock issued for services	3,000	1,000
Non-cash rent income	(1,000)	(4,000)
Retirement plan contributions and payments	(3,000)	(14,000)
Bad debt expense	124,000	32,000
Foreign currency loss	484,000	—
Gain on debt extinguishment	—	(149,000)
Gain on termination of post-retirement medical plan	—	(2,341,000)
Decrease from changes in current assets and liabilities	(1,027,000)	(2,151,000)
Net cash provided by operating activities	7,291,000	831,000
Cash flows from investing activities:
Distributions from equity investees in excess of earnings	230,000	1,649,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,137,000	1,526,000
Proceeds from sale of oil and natural gas assets	503,000	581,000
Proceeds from sale of contract drilling and other assets, net of closing costs	687,000	1,864,000
Deposit for sale of contract drilling asset	551,000	—
Payments to acquire oil and natural gas properties	(1,563,000)	(348,000)
Capital expenditures - oil and natural gas	(8,607,000)	(1,523,000)
Capital expenditures - all other	(50,000)	(63,000)
Net cash (used in) provided by investing activities	(7,112,000)	3,686,000
Cash flows from financing activities:
Borrowings on long-term debt	—	47,000
Distributions to non-controlling interests	(647,000)	(1,034,000)
Proceeds from issuance of stock, net of costs	2,356,000	3,179,000
Payment of dividends	(149,000)	—
Net cash provided by financing activities	1,560,000	2,192,000
Effect of exchange rate changes on cash and cash equivalents	(214,000)	(14,000)
Net increase in cash and cash equivalents	1,525,000	6,695,000
Cash and cash equivalents at beginning of year	11,279,000	4,584,000
Cash and cash equivalents at end of year	$12,804,000	$11,279,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the Notes to Consolidated Financial Statements to conform to the current period presentations.

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

Barnwell analyzes its entities in which it has a variable interest to determine whether the entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Entities that have been determined to be VIEs and for which we have a controlling financial interest and are therefore the VIE’s primary beneficiary are consolidated (see Note 4). Entities that have been determined to be VIEs and for which we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary are not consolidated. These unconsolidated entities are accounted for under the equity method (see Note 3).

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

Share-based Compensation

Share-based compensation cost is measured at fair value. Barnwell utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. If the Company does not have sufficient historical data regarding employee exercise behavior, the “simplified method” as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment is utilized to estimate the expected terms of the options. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Expected dividends are based on historical dividend payments. The Company's policy is to recognize forfeitures as they occur.

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Executive Retirement Plan, and post-retirement medical insurance benefits plan, which was terminated in June 2021, by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 8.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $56,000 based on the assets of the plan at September 30, 2022.

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

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate. Operating results of foreign subsidiaries are translated at average exchange rates during the period. Translation adjustments have no effect on net income and are included in “Accumulated other comprehensive income, net” in stockholders’ equity.

Foreign currency gains or losses on intercompany loans and advances that are not considered long-term investments in nature because management intends to settle these intercompany balances in the future are included in our statements of operations.

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

Options to purchase 615,000 shares were excluded from the computation of diluted shares for the years ended September 30, 2022 and 2021, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations are detailed in the following tables:

	Year ended September 30, 2022
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$5,513,000	9,732,936	$0.57
Effect of dilutive securities - common stock options	—	—
Diluted net earnings per share	$5,513,000	9,732,936	$0.57

	Year ended September 30, 2021
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$6,253,000	8,592,154	$0.73
Effect of dilutive securities - common stock options	—	—
Diluted net earnings per share	$6,253,000	8,592,154	$0.73

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

The partnerships derive income from the sale of residential parcels, of which two lots, one being a large lot that is now a consolidation of two previous separate lots and one being an original size lot, remain to be sold at Increment I as of September 30, 2022, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

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

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships reached the $45,000,000 threshold, and accordingly, Barnwell received a total of $459,000 in preferred return payments in the year ended September 30, 2021. The payments were reflected as an additional equity pickup in the "Equity in income of affiliates" line item on the accompanying Consolidated Statement of Operations for the year ended September 30, 2021. Those preferred return payments brought the cumulative preferred return total to $656,000, which was the total amount to which Barnwell was entitled.

During the year ended September 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests. During the year ended September 30, 2021, Barnwell received net cash distributions in the amount of $6,011,000 from the Kukio Resort Land Development Partnerships after distributing $683,000 to non-controlling interests. Of the $6,011,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above.

 Equity in income of affiliates was $3,400,000 for the year ended September 30, 2022, as compared to equity in income of affiliates of $5,793,000 for the year ended September 30, 2021, which includes the $459,000 payment of the preferred return from KKM discussed above.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2022	2021
Revenue	$24,577,000	$43,013,000
Gross profit	$16,934,000	$24,759,000
Net earnings	$13,763,000	$20,612,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the year ended September 30, 2022 was equivalent to the $3,400,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $958,000 at September 30, 2022 and $654,000 at September 30, 2021.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 19).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. Six single-family lots were sold during the year ended September 30, 2022 and two single-family lots, of the 80 lots developed within Increment I, remained to be sold as of September 30, 2022.

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

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues (see Note 17 “Commitments and Contingencies - Other Matters”):

	Year ended September 30,
	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,295,000	$1,738,000
Fees - included in general and administrative expenses	(158,000)	(212,000)
Sale of interest in leasehold land, net of fees paid	$1,137,000	$1,526,000

In November 2022, one lot within Increment I was sold and Kaupulehu Developments received a percentage of sales payment of $265,000 from the sale, leaving one lot remaining to be sold in Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022.

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

4.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”), an entity previously affiliated with the Company (see Note 19 for additional details), entered into the Limited Liability Agreement (the “Teton Operating Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Teton Operating Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Ventre is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell and as of September 30, 2022, the Company has made a total of $1,250,000 in cumulative capital contributions to Teton Barnwell to fund its initial oil and natural gas investment in Oklahoma and has received a total of $2,058,000 in distributions, net of non-controlling interests, from Teton Barnwell out of Teton Barnwell's operating cash flows. In October 2022, an additional $711,000 distribution, net of non-controlling interests, was received from Teton Barnwell. These contributions and distributions between Teton Barnwell and the Company do not affect our reported consolidated cash flows as Teton Barnwell is a consolidated entity, as discussed further below.

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

	September 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$623,000	$136,000
Accounts and other receivables	606,000	118,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	655,000	203,000
Unproved properties	—	962,000
Total assets	$1,884,000	$1,419,000

LIABILITIES
Accounts payable	$15,000	$3,000
Accrued capital expenditures	—	581,000
Accrued operating and other expenses	26,000	20,000
Total liabilities	$41,000	$604,000

5.    ASSET HELD FOR SALE

Contract Segment Drilling Rigs and Equipment

In September 2021, the Company designated a contract drilling segment drilling rig and related ancillary equipment, with an aggregate net carrying value of $725,000, as assets held for sale and recorded an impairment of $38,000 to reduce the value of these assets to its fair value, less estimated selling costs. The fair value of these assets in the aggregate amount of $687,000 was recorded as “Assets held for sale” on the Company's Consolidated Balance Sheet at September 30, 2021. In October 2021, the Company sold the drilling rig and related ancillary equipment for proceeds of $687,000, net of related costs, which was equivalent to its net carrying value.

In September 2022, the Company entered into a purchase and sale agreement with an independent third party for the sale of a contract drilling segment drilling rig and received a payment of $551,000, net of related costs. At September 30, 2022, the legal title for the drilling rig had not yet transferred to the buyer and therefore, the Company did not record a sale during the year ended September 30, 2022. The proceeds received from the buyer was recognized as a deposit and recorded in “Other Current Liabilities” on the Company's Consolidated Balance Sheet at September 30, 2022. No amount was recorded as assets held for sale at September 30, 2022 as the drilling rig was fully depreciated and therefore had a net book value of zero. In October 2022, the legal title for the drilling rig was transferred to the buyer and as a result, the Company will recognize a $551,000 gain on the sale of the drilling rig in the first quarter of fiscal 2023 ending December 31, 2022.

6.                                   OIL AND NATURAL GAS PROPERTIES

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

Dispositions

There were no significant oil and natural gas property dispositions during the year ended September 30, 2022. The $503,000 of proceeds from sale of oil and natural gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2022 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior year's oil and natural gas property sales.

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

In July 2021, Barnwell completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. Income taxes were withheld by the buyers from Barnwell's net proceeds for potential amounts due to the Canada Revenue Agency related to the sale, and the amount was subsequently refunded to Barnwell in fiscal 2022.

The difference in the relationship between capitalized costs and proved reserves of the Spirit River properties sold, as compared to the properties retained by Barnwell, was significant as there was a 93% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Spirit River of $818,000 in the year ended September 30, 2021 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $77,000 assumed by the purchaser.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the year ended September 30, 2022 and a $630,000 ceiling test impairment during the year ended September 30, 2021.

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

7.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2022:
Oil and natural gas properties: (full cost accounting)
Proved properties		$67,883,000	$(54,651,000)	$13,232,000
Unproved properties		—	—	—
Total oil and natural gas properties		67,883,000	(54,651,000)	13,232,000
Drilling rigs and equipment	3 – 10 years	6,304,000	(5,943,000)	361,000
Other property and equipment	3 – 10 years	619,000	(611,000)	8,000
Total		$74,806,000	$(61,205,000)	$13,601,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2021:
Oil and natural gas properties: (full cost accounting)
Proved properties		$58,490,000	$(56,067,000)	$2,423,000
Unproved properties		962,000	—	962,000
Total oil and natural gas properties		59,452,000	(56,067,000)	3,385,000
Drilling rigs and equipment	3 – 10 years	7,273,000	(6,789,000)	484,000
Other property and equipment	3 – 10 years	687,000	(681,000)	6,000
Total		$67,412,000	$(63,537,000)	$3,875,000

See Note 6 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2022 and 2021.

In September 2021, the Company’s Honolulu corporate office was sold for approximately $1,864,000, net of related costs, resulting in a gain of $1,164,000, which was recognized in the year ended September 30, 2021.

Asset Retirement Obligation

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2022	2021
Asset retirement obligation as of beginning of year	$7,053,000	$6,194,000
Obligations incurred on new wells drilled or acquired	1,682,000	532,000
Liabilities associated with properties sold	(483,000)	(375,000)
Revision of estimated obligation	1,021,000	279,000
Accretion expense	767,000	580,000
Payments	(942,000)	(421,000)
Foreign currency translation adjustment	(642,000)	264,000
Asset retirement obligation as of end of year	8,456,000	7,053,000
Less current portion	(1,327,000)	(713,000)
Asset retirement obligation, long-term	$7,129,000	$6,340,000

Asset retirement obligations were reduced by $483,000 and $375,000, in fiscal 2022 and 2021, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Asset retirement obligations increased by $1,021,000 and $279,000 in fiscal 2022 and 2021, respectively, primarily due to upward revisions from acceleration in the estimated timing of future abandonments as a result of changes in the estimated economic life of certain wells and changes in management's discretionary timing of abandonment projects due to an increase in estimated funds available as well as changes to the estimated cost of abandonments at the Manyberries area, as further discussed below. Asset retirement obligations also increased by $1,682,000 and $532,000 in fiscal 2022 and 2021, respectively, due primarily to our acquisitions (see Note 6 for additional details). The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and natural gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 13.5%.

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

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and will need to pay the remaining balance of $637,000 by August 2023. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the year ended September 30, 2021. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As of September 30, 2022, the Company recognized a cumulative reduction in the deposit balance of $113,000 for work performed under this program.

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

In June 2021, the Company terminated its Post-retirement Medical plan effective June 4, 2021. Pursuant to the Post-retirement Medical plan document, the Company, as the sponsor of the Post-retirement Medical plan, had the right to terminate the plan by the resolution of the Board of the Directors of the Company and sixty days’ notice to each participant in the plan. Further, under the terms of the plan document, the participants in the Post-retirement Medical plan were not entitled to any unpaid vested benefits thereunder upon termination of the plan. The Post-retirement Medical plan was an unfunded plan and the Company funded benefits when payments were made. As a result of the plan termination, the Company recognized a non-cash gain of $2,341,000 during the year ended September 30, 2021.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Post-retirement Medical
	September 30,
	2022	2021	2022	2021	2022	2021
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$10,365,000	$10,280,000	$2,136,000	$2,031,000	$—	$2,839,000
Interest cost	290,000	258,000	60,000	51,000	—	48,000
Actuarial (gain) loss	(2,418,000)	(15,000)	(478,000)	63,000	—	—
Benefits paid	(306,000)	(158,000)	(3,000)	(9,000)	—	(5,000)
Termination of post-retirement medical plan	—	—	—	—	—	(2,882,000)
Benefit obligation at end of year	7,931,000	10,365,000	1,715,000	2,136,000	—	—
Change in Plan Assets:
Fair value of plan assets at beginning of year	12,594,000	11,051,000	—	—	—	—
Actual return on plan assets	(972,000)	1,701,000	—	—	—	—
Employer contributions	—	—	—	—	—	5,000
Benefits paid	(306,000)	(158,000)	—	—	—	(5,000)
Fair value of plan assets at end of year	11,316,000	12,594,000	—	—	—	—
Funded status	$3,385,000	$2,229,000	$(1,715,000)	$(2,136,000)	$—	$—

	Pension		SERP		Post-retirement Medical
	September 30,
	2022	2021	2022	2021	2022	2021
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$3,385,000	$2,229,000	$—	$—	$—	$—
Current liabilities	—	—	(66,000)	(35,000)	—	—
Noncurrent liabilities	—	—	(1,649,000)	(2,101,000)	—	—
Net amount	$3,385,000	$2,229,000	$(1,715,000)	$(2,136,000)	$—	$—
Amounts recognized in accumulated other comprehensive income before income taxes:
Net actuarial (gain) loss	$(353,000)	$471,000	$(343,000)	$135,000	$—	$—
Accumulated other comprehensive (income) loss	$(353,000)	$471,000	$(343,000)	$135,000	$—	$—

The accumulated benefit obligation for the Pension Plan was $7,931,000 and $10,365,000 at September 30, 2022 and 2021, respectively. The accumulated benefit obligation for the SERP was $1,715,000 and $2,136,000 at September 30, 2022 and 2021, respectively. The accumulated benefit obligations are the same as the projected benefit obligations due to the Pension Plan and SERP being frozen as of December 31, 2019.

Currently, no contributions will be made to the Pension Plan during fiscal 2023. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2023 is not material. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The Pension Plan actuarial gains in fiscal 2022 were primarily due to an increase in the discount rate, partially offset by an actuarial loss resulting from actual investment returns that were less than the assumed rate of return. The SERP actuarial gains in fiscal 2022 were primarily due to an increase in the discount rate.

The Pension Plan actuarial gains in fiscal 2021 were primarily due to an increase in the discount rate and actual investment returns that were greater than the assumed rate of return. The SERP actuarial losses in fiscal 2021 were primarily due to an updated mortality projection scale and adjustments due to experience, partially offset by an increase in the discount rate.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension		SERP		Post-retirement Medical
	Year ended September 30,
	2022	2021	2022	2021	2022	2021
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	5.25%	2.84%	5.25%	2.84%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	2.84%	2.54%	2.84%	2.54%	N/A	2.54% / 3.00%(1)
Expected return on plan assets	5.00%	5.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
_______________________________________________
(1)      2.54% as of September 30, 2020 and 3.00% as of May 31, 2021 termination.

We select a discount rate by reference to yields available on the ICE Bank of America Merrill Lynch AA-AAA 15+ Index at our consolidated balance sheet date. The expected return on plan assets is based on an actuarial model which takes into consideration our investment mix and market conditions.

The components of net periodic benefit (income) cost are as follows:

	Pension		SERP		Post-retirement Medical
	Year ended September 30,
	2022	2021	2022	2021	2022	2021
Net periodic benefit (income) cost for the year:
Interest cost	$290,000	$258,000	$60,000	$51,000	$—	$48,000
Expected return on plan assets	(622,000)	(546,000)	—	—	—	—
Amortization of net actuarial loss	—	39,000	—	—	—	62,000
Net periodic benefit (income) cost	$(332,000)	$(249,000)	$60,000	$51,000	$—	$110,000

The benefits expected to be paid under the retirement plans as of September 30, 2022 are as follows:

	Pension	SERP
Expected Benefit Payments:
Fiscal year ending September 30, 2023	$412,000	$66,000
Fiscal year ending September 30, 2024	$552,000	$130,000
Fiscal year ending September 30, 2025	$545,000	$129,000
Fiscal year ending September 30, 2026	$537,000	$128,000
Fiscal year ending September 30, 2027	$529,000	$127,000
Fiscal years ending September 30, 2028 through 2032	$2,969,000	$667,000

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

Barnwell’s investments in fixed income securities include corporate bonds, U.S. treasury and government securities, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2022	2021
Cash and other	0% - 25%	14%	—%
Fixed income securities	15% - 40%	34%	31%
Equity securities	45% - 75%	52%	69%

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$1,539,000	$1,539,000	$—	$—
Corporate bonds	1,000	1,000	—	—
U.S. treasury and government securities	561,000	561,000	—	—
Fixed income exchange-traded funds	3,223,000	3,223,000	—	—
Preferred securities	67,000	67,000	—	—
Equity securities exchange-traded funds	408,000	408,000	—	—
Equities	5,517,000	5,517,000	—	—
Total	$11,316,000	$11,316,000	$—	$—

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$25,000	$25,000	$—	$—
Corporate bonds	1,000	1,000	—	—
Fixed income exchange-traded funds	3,809,000	3,809,000	—	—
Preferred securities	48,000	48,000	—	—
Equity securities exchange-traded funds	459,000	459,000	—	—
Equities	8,252,000	8,252,000	—	—
Total	$12,594,000	$12,594,000	$—	$—

9.                           INCOME TAXES

The components of earnings before income taxes, after adjusting the earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2022	2021
United States	$739,000	$5,436,000
Canada	5,121,000	1,149,000
	$5,860,000	$6,585,000

The components of the income tax provision related to the above earnings are as follows:

	Year ended September 30,
	2022	2021
Current provision:
United States – Federal
Before operating loss carryforwards	$727,000	$60,000
Benefit of operating loss carryforwards	(665,000)	(60,000)
After operating loss carryforwards	62,000	—
United States – State
Before operating loss carryforwards	518,000	174,000
Benefit of operating loss carryforwards	(62,000)	(7,000)
After operating loss carryforwards	456,000	167,000
Canadian
Before operating loss carryforwards	510,000	—
Benefit of operating loss carryforwards	(510,000)	—
After operating loss carryforwards	—	—
Total current	518,000	167,000
Deferred (benefit) provision:
United States – State	(171,000)	165,000
Canadian	—	—
Total deferred	(171,000)	165,000
	$347,000	$332,000

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma, and therefore, receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes.
In addition, net operating loss carryforwards, all of which had a full valuation allowance at the end of the previous fiscal year, are being partially utilized in the current year to offset taxable income in the U.S. federal and Canadian jurisdictions. The net operating loss carryforwards beyond the current year’s utilization continue to have a full valuation allowance as realization of their benefit is not more likely than not.
Included in the current income tax provision for the year ended September 30, 2022 is a $62,000 expense for income tax penalties and interest thereon for the non-filing of IRS Form 8858 in each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company is in the process of amending its U.S. federal tax returns to include Form 8858 and plans to request abatement of the potential penalties and interest. There was no such expense included in the current income tax provision for the year ended September 30, 2021.
On December 27, 2020, the President signed into law the Consolidated Appropriations Act (the “Act”), an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses. The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act. The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022. The Company determined that income tax effects related to the passage of the Consolidated Appropriations Act were not material to the financial statements for the years ended September 30, 2021 and 2022.
A reconciliation between the reported income tax expense and the amount computed by multiplying the earnings attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2022	2021
Tax provision computed by applying statutory rate	$1,231,000	$1,383,000
Decrease in the valuation allowance	(1,450,000)	(1,427,000)
Additional effect of the foreign tax provision on the total tax provision	130,000	31,000
Uncertain tax positions	62,000	—
U.S. state tax provision, net of federal benefit	285,000	332,000
Other	89,000	13,000
	$347,000	$332,000

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2022	2021
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$953,000	$1,197,000
U.S. federal net operating loss carryover	8,258,000	8,846,000
U.S. state unitary net operating loss carryovers	1,117,000	939,000
Canadian net operating loss carryovers	877,000	1,411,000
Tax basis of investment in land in excess of book basis under U.S. tax law	26,000	305,000
Property and equipment accumulated book depreciation and depletion in excess of tax under Canadian tax law	—	1,091,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	568,000	699,000
Liabilities accrued for books but not for tax under U.S. tax law	882,000	1,225,000
Liabilities accrued for books but not for tax under Canadian tax law	2,120,000	1,813,000
Foreign currency loss under U.S. tax law	102,000	—
Foreign currency loss under Canadian tax law	124,000	—
Other	278,000	442,000
Total gross deferred income tax assets	15,305,000	17,968,000
Less valuation allowance	(12,608,000)	(14,616,000)
Net deferred income tax assets	2,697,000	3,352,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(280,000)	—
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(545,000)	(1,156,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(166,000)	(352,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(121,000)	(142,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. state tax law	(23,000)	(7,000)
U.S. tax law impact of foreign branch deferred tax asset under Canadian tax law	(1,465,000)	(1,782,000)
Other	(285,000)	(272,000)
Total deferred income tax liabilities	(2,885,000)	(3,711,000)
Net deferred income tax liability	$(188,000)	$(359,000)

Reported as:
Deferred income tax assets	—	—
Deferred income tax liabilities	(188,000)	(359,000)
Net deferred income tax liability	$(188,000)	$(359,000)

The total valuation allowance decreased $2,008,000 for the year ended September 30, 2022. The decrease was due to current fiscal year operational activity that resulted in changes in deferred tax asset and liability balances, and there were no changes in judgment about the realizability of related deferred tax assets in future years. Of the total net decrease in the valuation allowance for fiscal 2022, $1,614,000 was recognized as an income tax benefit and $394,000 was credited to accumulated other comprehensive loss.
Net deferred tax assets at September 30, 2022 of $2,697,000 consists of the portion of U.S. federal consolidated deferred tax assets that are estimated to be partially realized through corresponding reversals of U.S. federal consolidated deferred tax liabilities related to the Kukio Resort Land Development Partnerships' excess of book income over taxable income, the book basis of property and equipment in excess of tax basis under U.S federal and Canadian tax law, foreign branch deferred taxes and certain other minor deferred tax liabilities.
At September 30, 2022, Barnwell had U.S. federal foreign tax credit carryovers, U.S. federal net operating loss carryovers, U.S. state net operating loss carryovers and Canadian net operating loss carryovers totaling $953,000, $39,327,000, $17,452,000 and $3,411,000, respectively. All four items were fully offset by valuation allowances at September 30, 2022, except for a portion of Hawaii NOLs which is expected to shelter a portion of the reversal of the Company’s Hawaii non-unitary taxable temporary difference related to its investment in Hawaii land development partnerships. The U.S. federal net operating loss carryovers generated through September 30, 2018 expire in fiscal years 2032-2038, the U.S. state unitary net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2033-2037, the Canadian net operating loss carryovers expire in fiscal years 2037-2042, and the foreign tax credit carryovers expire in fiscal years 2023-2025. The U.S. federal net operating loss carryovers generated in fiscal years 2019-2021 and the U.S. state net operating loss carryovers generated in fiscal years 2018-2022 have no expiry, however utilization of the U.S. state and U.S. federal net operating loss carryovers generated in these and future years are limited to 80% of taxable income.
FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.
Barnwell files U.S. federal income tax returns, income tax returns in various U.S. states, and Canadian federal and provincial tax returns. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. We believe that our unrecognized tax benefits are reflected on a more likely than not basis. We evaluate uncertain tax positions based on ongoing facts and circumstances. Any change in judgment related to the expected resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of income tax expense. Settlement of any particular position could require the use of cash. Favorable resolution for an amount less than the amount estimated by Barnwell would be recognized as a decrease in the effective income tax rate in the period of resolution, and unfavorable resolution in excess of the amount estimated by Barnwell would be recognized as an increase in the effective income tax rate in the period of resolution.
Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2022	2021
Balance at beginning of year	$—	$—
Effect of tax positions taken in prior years	60,000	—
Accrued interest related to tax positions taken	2,000	—
Balance at end of year	$62,000	$—

Uncertain tax positions at September 30, 2022 are related to the potential assessment of penalties and interest for the failure to file certain foreign information forms with each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company is in the process of amending its U.S. federal tax returns to include missing forms and plans to request abatement of the potential penalties and interest.
Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2022:

Jurisdiction	Fiscal Years Open
U.S. federal	2019 – 2021
Various U.S. states	2019 – 2021
Canada federal	2015 – 2021
Various Canadian provinces	2015 – 2021

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the years ended September 30, 2022 and 2021.

	Year ended September 30, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$15,747,000	$—	$—	$—	$15,747,000
Natural gas	4,527,000	—	—	—	4,527,000
Natural gas liquids	2,307,000	—	—	—	2,307,000
Drilling and pump	—	4,540,000	—	—	4,540,000
Contingent residual payments	—	—	1,295,000	—	1,295,000
Other	—	—	—	111,000	111,000
Total revenues before interest income	$22,581,000	$4,540,000	$1,295,000	$111,000	$28,527,000
Geographical regions:
United States	$3,496,000	$4,540,000	$1,295,000	$9,000	$9,340,000
Canada	19,085,000	—	—	102,000	19,187,000
Total revenues before interest income	$22,581,000	$4,540,000	$1,295,000	$111,000	$28,527,000
Timing of revenue recognition:
Goods transferred at a point in time	$22,581,000	$—	$1,295,000	$111,000	$23,987,000
Services transferred over time	—	4,540,000	—	—	4,540,000
Total revenues before interest income	$22,581,000	$4,540,000	$1,295,000	$111,000	$28,527,000

	Year ended September 30, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$7,617,000	$—	$—	$—	$7,617,000
Natural gas	1,871,000	—	—	—	1,871,000
Natural gas liquids	766,000	—	—	—	766,000
Drilling and pump	—	5,809,000	—	—	5,809,000
Contingent residual payments	—	—	1,738,000	—	1,738,000
Other	—	—	—	304,000	304,000
Total revenues before interest income	$10,254,000	$5,809,000	$1,738,000	$304,000	$18,105,000
Geographical regions:
United States	$118,000	$5,809,000	$1,738,000	$35,000	$7,700,000
Canada	10,136,000	—	—	269,000	10,405,000
Total revenues before interest income	$10,254,000	$5,809,000	$1,738,000	$304,000	$18,105,000
Timing of revenue recognition:
Goods transferred at a point in time	$10,254,000	$—	$1,738,000	$304,000	$12,296,000
Services transferred over time	—	5,809,000	—	—	5,809,000
Total revenues before interest income	$10,254,000	$5,809,000	$1,738,000	$304,000	$18,105,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	September 30,
	2022	2021
Accounts receivables from contracts with customers	$4,038,000	$2,797,000
Contract assets	580,000	581,000
Contract liabilities	1,087,000	455,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of September 30, 2022 and 2021, the Company had $1,087,000 and $455,000, respectively, included in “Other current liabilities” on the Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

    During the years ended September 30, 2022 and 2021, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $394,000 and $1,013,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At September 30, 2022, the Company had five contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 71% of the remaining performance obligation of $4,890,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of September 30, 2022 and 2021, the Company had $689,000 and $326,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the years ended September 30, 2022 and 2021, the amortization of preconstruction costs related to contracts was $296,000 and $224,000, respectively. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the years ended September 30, 2022 and 2021.

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

    A summary of Barnwell's uninstalled materials is as follows:

	September 30, 2022	September 30, 2021
Uninstalled materials	$351,000	$226,000

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

	Year ended September 30,
	2022	2021
Revenues:
Oil and natural gas	$22,581,000	$10,254,000
Contract drilling	4,540,000	5,809,000
Land investment	1,295,000	1,738,000
Other	111,000	304,000
Total before interest income	28,527,000	18,105,000
Interest income	18,000	8,000
Total revenues	$28,545,000	$18,113,000
Depletion, depreciation, and amortization:
Oil and natural gas	$2,606,000	$645,000
Contract drilling	171,000	305,000
Other	1,000	13,000
Total depletion, depreciation, and amortization	$2,778,000	$963,000
Impairment:
Oil and natural gas	$—	$630,000
Contract drilling	—	38,000
Land investment	89,000	—
Total impairment	$89,000	$668,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$10,536,000	$2,423,000
Contract drilling	(222,000)	(89,000)
Land investment	1,206,000	1,738,000
Other	110,000	291,000
Gain on sale of assets	—	1,982,000
Total operating profit	11,630,000	6,345,000
Equity in income of affiliates:
Land investment	3,400,000	5,793,000
General and administrative expenses	(8,044,000)	(7,088,000)
Foreign currency loss	(484,000)	—
Interest expense	(1,000)	(13,000)
Interest income	18,000	8,000
Gain on debt extinguishment	—	149,000
Gain on termination of post-retirement medical plan	—	2,341,000
Earnings before income taxes	$6,519,000	$7,535,000

Capital Expenditures:

	Year ended September 30,
	2022	2021
Oil and natural gas	$13,755,000	$3,028,000
Contract drilling	45,000	62,000
Other	5,000	1,000
Total	$13,805,000	$3,091,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 7 for additional details).

Assets By Segment:

	September 30,
	2022	2021
Oil and natural gas (1)	$17,477,000	$6,401,000
Contract drilling (2)	3,260,000	4,071,000
Other:
Cash and cash equivalents	12,804,000	11,279,000
Corporate and other	3,674,000	2,684,000
Total	$37,215,000	$24,435,000
______________

(1)          Located primarily in the province of Alberta, Canada with a minor portion in Oklahoma.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2022	2021
United States	$4,540,000	$4,180,000
Canada	12,578,000	2,220,000
Total	$17,118,000	$6,400,000

Revenue By Geographic Area:

	Year ended September 30,
	2022	2021
United States	$9,340,000	$7,700,000
Canada	19,187,000	10,405,000
Total (excluding interest income)	$28,527,000	$18,105,000

12.                           ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	Year ended September 30,
	2022	2021
Foreign currency translation:
Beginning accumulated foreign currency translation	$262,000	$545,000
Change in cumulative translation adjustment before reclassifications	(40,000)	(283,000)
Income taxes	—	—
Net current period other comprehensive loss	(40,000)	(283,000)
Ending accumulated foreign currency translation	222,000	262,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(230,000)	(1,980,000)
Amortization of net actuarial loss	—	101,000
Net actuarial gain arising during the period	1,302,000	1,108,000
Gain on termination of post-retirement medical plan	—	541,000
Income taxes	—	—
Net current period other comprehensive income	1,302,000	1,750,000
Ending accumulated retirement plans benefit income (cost)	1,072,000	(230,000)
Accumulated other comprehensive income, net of taxes	$1,294,000	$32,000

The amortization of net actuarial loss for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 8 for additional details).

13.                           FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair values of oil and natural gas properties and the asset retirement obligation incurred in the drilling of oil and natural gas wells or assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 6 for additional information regarding oil and natural gas property acquisitions.

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

14.    DEBT

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($44,000) under the program. In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.7% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

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

15.    LEASES

The Company’s right-of-use (“ROU”) assets and lease liabilities at September 30, 2022, primarily relate to non-cancelable operating leases for our Hawaii corporate and Canadian office spaces and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

In September 2022, the Company determined that the right-of-use asset related to the operating lease for the Lot 4C leasehold land zoned conservation held by Kaupulehu Developments was fully impaired as of September 30, 2022. As a result, the Company recognized an $89,000 right-of-use asset impairment expense during the year ended September 30, 2022.

    Leases recorded on the balance sheet consist of the following:

	September 30,
	2022	2021
Assets:
Operating lease right-of-use assets	$132,000	$296,000
Total right-of-use assets	$132,000	$296,000
Liabilities:
Current portion of operating lease liabilities (1)	$105,000	$117,000
Operating lease liabilities	117,000	180,000
Total lease liabilities	$222,000	$297,000
______________

(1)          Amount included in “Other Current Liabilities” in the Consolidated Balance Sheets.

The components of lease expense are as follows:

	Year ended September 30,
	2022	2021
Operating lease cost	$108,000	$130,000
Short-term lease cost	327,000	254,000
Variable lease cost	154,000	103,000
Total lease cost	$589,000	$487,000

Supplemental information related to leases is as follows:

	September 30,
	2022	2021
Cash paid related to operating lease liabilities	$108,000	$133,000
Operating leases:
Weighted-average remaining lease term (in years)	2.4	2.9
Weighted-average discount rate	5.30%	5.19%

The remaining lease payments for our operating leases as of September 30, 2022, are as follows:

Fiscal year ending:
2023	$113,000
2024	75,000
2025	41,000
2026	8,000
2027	—
Thereafter through 2028	—
Total lease payments	237,000
Less: amounts representing interest	(15,000)
Present value of lease liabilities	$222,000

The lease payments for the Lot 4C leasehold land zoned conservation were subject to renegotiation as of January 1, 2006. Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value. Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material. The future lease payment disclosures above assume the minimum lease payments for leasehold land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

16.                                   STOCKHOLDERS' EQUITY

In May 2022, Barnwell’s stockholders approved the amendment to increase the Company’s number of authorized shares of common stock from 20,000,000 to 40,000,000 shares and approved amendments to the Company’s 2018 Equity Incentive Plan which included the amendment to increase the total number of shares of stock authorized for awards from 800,000 to 1,600,000 shares among other amendments.

Share-based Compensation

2018 Equity Incentive Plan

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors. The stockholder-approved 2018 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 1,600,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2022, a total of 935,000 share options remain available for grant.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

Equity-classified Awards

In February 2021, the Board of Directors of the Company granted options to purchase 665,000 shares of common stock, 310,000 shares to independent directors and 355,000 shares to employees. 605,000 shares of the stock options granted have an exercise price equal to the closing market price of

Barnwell’s stock on the date of grant of $3.33, vest annually over three years, and expire in ten years from the date of grant. 60,000 shares of the stock options granted have an exercise price of $3.66 (110% of the closing market price on the date of grant for options granted to affiliates), vest annually over three years, and expire in five years from the date of grant.

The following assumptions were used in estimating the fair value for equity-classified share options granted in the year ended September 30, 2021:

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

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2021 through September 30, 2022 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2021	615,000	$3.36
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2022	615,000	$3.36	7.9	$—
Exercisable at September 30, 2022	205,000	$3.36	7.9	$—

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the years ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $657,000 and $643,000, respectively. There was no impact on income taxes for the years ended September 30, 2022 and 2021 due to a full valuation allowance on the related deferred tax asset. As of September 30, 2022, the total remaining unrecognized compensation cost related to nonvested share options was $348,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.

Cash Dividend

In August 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on September 6, 2022 to stockholders of record on August 23, 2022. No dividends were declared or paid during fiscal 2021.

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

During the year ended September 30, 2022, the Company sold 509,467 shares of common stock resulting in net proceeds of $2,356,000 after commissions and fees of $75,000 and ATM-related professional services of $22,000. During the year ended September 30, 2021, the Company sold 1,167,987 shares of common stock resulting in net proceeds of $3,179,000 after commissions and fees of $123,000 and ATM-related professional services of $605,000.

As of September 30, 2022, the Company has received $5,535,000 in cumulative net proceeds from the shares sold under the ATM program. In August 2022, the Company’s Board of Directors suspended the sales of our common stock under the ATM until further notice.

17.                           COMMITMENTS AND CONTINGENCIES

Incentive compensation plan

Barnwell established an incentive compensation plan to compensate all Canadian oil and natural gas segment personnel and an incentive compensation plan to compensate Canadian executive officers. The value of the plans are directly related to our oil and natural gas segment's free cash flows from Canadian properties and the divestiture of Canadian oil and natural gas assets. As of September 30, 2022, Barnwell has accrued approximately $381,000 in bonus compensation under these plans and the amount is reported in “Accrued compensation” on the Consolidated Balance Sheet at September 30, 2022.

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

The Subscription Agreement was held in escrow by the Issuer until certain escrow release conditions were met which included the Issuer raising an additional $3,000,000 in gross proceeds from other parties under the private placement offering for total minimum gross proceeds of $5,000,000. As of September 30, 2022, the escrow release condition had not been satisfied and no cash was paid by the Company to the Issuer. In November 2022, the Subscription Agreement was terminated by the Company and therefore the Company no longer has a commitment with the Issuer.

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of September 30, 2022 for any further costs related to this contract as there is no related probable or estimable contingent liability.

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

18.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2022	2021
Increase (decrease) from changes in:
Receivables	$(1,763,000)	$(814,000)
Income tax receivable	15,000	457,000
Other current assets	(531,000)	(920,000)
Accounts payable	110,000	(746,000)
Accrued compensation	(48,000)	668,000
Other current liabilities	1,190,000	(796,000)
Decrease from changes in current assets and liabilities	$(1,027,000)	$(2,151,000)
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(98,000)	$(303,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withheld on proceeds from the sale of oil and natural gas properties	$—	$598,000

Capital expenditure accruals related to oil and natural gas acquisition and development increased $882,000 and $346,000 during the years ended September 30, 2022 and 2021, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $2,703,000 and $811,000 during the years ended September 30, 2022 and 2021, respectively.

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

During the year ended September 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD I from the sale of six lots within Increment I. During the year ended September 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD I from the sale of eight lots within Increment I.

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

20.                           SUBSEQUENT EVENTS

Gain on Sale of Drilling Rig

In September 2022, the Company entered into a purchase and sale agreement with an independent third party for the sale of a contract drilling segment drilling rig and received a payment of $551,000, net of related costs. At September 30, 2022, the legal title for the drilling rig had not yet transferred to the buyer and therefore, the Company did not record a sale during the year ended September 30, 2022. The proceeds received from the buyer was recognized as a deposit and recorded in “Other Current Liabilities” on the Company's Consolidated Balance Sheet at September 30, 2022. No amount was recorded as assets held for sale at September 30, 2022 as the drilling rig was fully depreciated and therefore had a net book value of zero. In October 2022, the legal title for the drilling rig was transferred to the buyer and as a result, the Company will recognize a $551,000 gain on the sale of the drilling rig in the first quarter of fiscal 2023 ending December 31, 2022.

The Tax Benefits Preservation Plan

On October 17, 2022, the Board of Directors of the Company adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s existing net operating loss carryforwards and certain other tax attributes (collectively, the “Tax Benefits”).

The Company has generated substantial Tax Benefits, which could potentially be used in certain circumstances to reduce its future income tax obligations. Utilization of these NOLs and other Tax Benefits depends on many factors, including the Company’s future taxable income. Additionally, the Company’s ability to use its Tax Benefits would be substantially limited if it were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). In general, a corporation would experience an ownership change if the percentage of the corporation’s stock owned by one or more “5% stockholders,” as defined under Section 382, were to increase by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period (or, if a shorter period, since the Company’s last ownership change). The purpose of the Tax Plan is to reduce the likelihood that the Company will experience an ownership change under Section 382, which would limit the Company’s future use of its Tax Benefits and, in turn, significantly impair the value of such Tax Benefits.

Absent the adoption of the Tax Plan, the Company would be at a greater risk of experiencing an ownership change under Section 382 in the future as a result of certain changes in its investor base and subsequent shifts in its stock ownership that cannot be predicted or controlled. If the Company were to undergo an ownership change, limitations would be placed on the Company’s ability to utilize the Tax Benefits in future years in which it has taxable income, and the Company would pay more taxes than if it were able to utilize the Tax Benefits fully. This could result in a negative impact on the Company’s financial position, results of operations, and cash flows. The Tax Plan is designed to preserve the Tax Benefits by reducing the risk of an ownership change under Section 382.

The Tax Plan adopted by the Board of Directors is similar to plans adopted by other publicly held companies with substantial Tax Benefits and has a limited duration of three years. The Tax Plan is not designed to prevent any action that the Board of Directors determines to be in the best interest of the Company and its stockholders.

To implement the Tax Plan, the Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company's common stock. The Rights will be issued to stockholders of record at the close of business on October 27, 2022 pursuant to the Tax Plan. The Rights will be exercisable if a person or group of persons acquires 4.95% or more of the Company’s common stock. The Rights will also be exercisable if a person or group of persons that already owns 4.95% or more of the Company’s common stock acquires an additional share other than as a result of a dividend or a stock split. Existing stockholders that beneficially own in excess of 4.95% of the Company’s common stock will be “grandfathered in” at their current ownership level. If the Rights become exercisable, all holders of Rights, other than the person or group of persons triggering the Rights, will be entitled to purchase shares of the Company’s common stock at a 50% discount. Rights held by the person or group of persons triggering the Rights will become void and will not be exercisable.

The Tax Plan also includes an exchange option. At any time after any person or group of persons acquires 4.95% or more of the Company’s common stock, but less than 50% or more of the outstanding shares of the Company’s common stock, the Board of Directors, at its option, may exchange the Rights (other than Rights owned by such person or group of persons which will have become void), in whole or in part, at an exchange ratio of three shares of the Company’s common stock per outstanding Right (subject to adjustment).

The Rights will trade with the Company’s common stock and will expire at the close of business on October 17, 2025. The Rights will expire under other circumstances as described in the Tax Plan, including on the date set by the Board of Directors following a determination that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits or no significant Tax Benefits are available to be carried forward or are otherwise available. The Board of Directors may terminate the Tax Plan prior to the time the Rights are triggered or may redeem the Rights prior to the Distribution Date, as defined in the Tax Plan.

Kukio Resort Land Development Partnerships and Sale of Interest in Leasehold Land

In November 2022, Kaupulehu Developments received a percentage of sales payment of $265,000 from the sale of one lot within Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022.

Additionally, in November 2022, Barnwell received a net cash distribution in the amount of $478,000 from the Kukio Resort Land Development Partnerships. Financial results from this distribution will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022.

Oil and Natural Gas Investment

In December 2022, the Company, through a new wholly-owned subsidiary named Barnwell Texas, LLC, entered into agreements with an independent third party whereby the Company will now own a 22.3% non-operated working interest in oil and natural gas leasehold acreage and a 15.4% non-operated working interest in the planned drilling of two oil wells in the Permian Basin in Texas. The Company paid $5,099,000 to the independent third party under these agreements. In addition, the Company is obligated to pay a broker’s fee of 5% of the capital invested under this arrangement to Four Pines Exploration LLC - Exploration - Series 1 (“Four Pines”). Four Pines is controlled by Mr. Colin O’Farrell who is an affiliate of Teton Barnwell (see Note 19 for additional details). This transaction will be reflected in Barnwell's first quarter of fiscal 2023 ending December 31, 2022.

Cash Dividend

In December 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share payable on January 11, 2023 to stockholders of record on December 27, 2022.

21.                           SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

22.                           SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

The following tables summarize information relative to Barnwell’s oil and natural gas operations, which are conducted in Canada and in the U.S. state of Oklahoma. Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved and proved producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)                           Oil and Natural Gas Reserves

The following tables summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids and natural gas, which are located in Canada and the U.S. state of Oklahoma. Proved oil, natural gas liquids and natural gas reserves located in the U.S state of Oklahoma were not significant in fiscal 2021 and was therefore not included in the tables below. All of the information regarding Canadian reserves in this Form 10-K is derived from the report of our independent petroleum reserve engineers, InSite, and is included as an Exhibit to this Form 10-K. All of the information regarding U.S. reserves in this Form 10-K is derived from the report of our independent petroleum reserve engineers, Ryder Scott, and is included as an Exhibit to this Form 10-K. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

	Oil & NGL (Bbls)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2020	535,000	—	535,000
Revisions of previous estimates	291,000	—	291,000
Acquisitions of reserves	80,000	—	80,000
Less sales of reserves	(97,000)	—	(97,000)
Less production	(169,000)	—	(169,000)
Balance at September 30, 2021	640,000	—	640,000
Revisions of previous estimates	154,000	—	154,000
Extensions, discoveries and other additions	285,000	132,000	417,000
Acquisitions of reserves	99,000	—	99,000
Less production	(188,000)	(42,000)	(230,000)
Proved Reserves, September 30, 2022	990,000	90,000	1,080,000
Proved Developed Reserves, September 30, 2022	956,000	90,000	1,046,000
Proved Undeveloped Reserves, September 30, 2022	34,000	—	34,000

	Natural Gas (Mcf)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2020	2,310,000	—	2,310,000
Revisions of previous estimates	1,345,000	—	1,345,000
Acquisitions of reserves	289,000	—	289,000
Less sales of reserves	(341,000)	—	(341,000)
Less production	(690,000)	—	(690,000)
Balance at September 30, 2021	2,913,000	—	2,913,000
Revisions of previous estimates	968,000	—	968,000
Extensions, discoveries and other additions	1,200,000	658,000	1,858,000
Acquisitions of reserves	223,000	—	223,000
Less sales of reserves	(13,000)	—	(13,000)
Less production	(772,000)	(192,000)	(964,000)
Proved Reserves, September 30, 2022	4,519,000	466,000	4,985,000
Proved Developed Reserves, September 30, 2022	4,391,000	466,000	4,857,000
Proved Undeveloped Reserves, September 30, 2022	128,000	—	128,000

	Total Equivalent Reserves (Boe)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2020	933,000	—	933,000
Revisions of previous estimates	523,000	—	523,000
Acquisitions of reserves	130,000	—	130,000
Less sales of reserves	(156,000)	—	(156,000)
Less production	(288,000)	—	(288,000)
Balance at September 30, 2021	1,142,000	—	1,142,000
Revisions of previous estimates	321,000	—	321,000
Extensions, discoveries and other additions	492,000	245,000	737,000
Acquisitions of reserves	137,000	—	137,000
Less sales of reserves	(2,000)	—	(2,000)
Less production	(321,000)	(75,000)	(396,000)
Proved Reserves, September 30, 2022	1,769,000	170,000	1,939,000
Proved Developed Reserves, September 30, 2022	1,713,000	170,000	1,883,000
Proved Undeveloped Reserves, September 30, 2022	56,000	—	56,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities in Canada and the U.S. are summarized as follows:

	September 30, 2022
	Canada	United States	Total
Proved properties	$66,825,000	$1,058,000	$67,883,000
Unproved properties	—	—	—
Total capitalized costs	66,825,000	1,058,000	67,883,000
Accumulated depletion, depreciation, and impairment	54,248,000	403,000	54,651,000
Net capitalized costs	$12,577,000	$655,000	$13,232,000

	September 30, 2021
	Canada	United States	Total
Proved properties	$58,273,000	$217,000	$58,490,000
Unproved properties	—	962,000	962,000
Total capitalized costs	58,273,000	1,179,000	59,452,000
Accumulated depletion, depreciation, and impairment	56,053,000	14,000	56,067,000
Net capitalized costs	$2,220,000	$1,165,000	$3,385,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30, 2022
	Canada	United States	Total
Acquisition of properties:
Proved	$3,247,000	$—	$3,247,000
Unproved	—	—	—
Exploration costs	55,000	—	55,000
Development costs	10,574,000	(121,000)	10,453,000
Total	$13,876,000	$(121,000)	$13,755,000

	September 30, 2021
	Canada	United States	Total
Acquisition of properties:
Proved	$1,032,000	$70,000	$1,102,000
Unproved	—	—	—
Exploration costs	255,000	—	255,000
Development costs	563,000	1,108,000	1,671,000
Total	$1,850,000	$1,178,000	$3,028,000

Costs incurred in the tables above include additions and revisions to Barnwell’s asset retirement obligation of $2,703,000 and $811,000 for the years ended September 30, 2022 and 2021, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30, 2022
	Canada	United States	Total
Net revenues	$19,085,000	$3,496,000	$22,581,000
Production costs	(8,999,000)	(440,000)	(9,439,000)
Depletion	(2,217,000)	(389,000)	(2,606,000)
Pre-tax results of operations (1)	7,869,000	2,667,000	10,536,000
Estimated income tax expense (2)	—	107,000	107,000
Results of operations (1)	$7,869,000	$2,560,000	$10,429,000

	Year ended September 30, 2021
	Canada	United States	Total
Net revenues	$10,136,000	$118,000	$10,254,000
Production costs	(6,532,000)	(24,000)	(6,556,000)
Depletion	(631,000)	(14,000)	(645,000)
Reduction of carrying value of oil and natural gas properties	(630,000)	—	(630,000)
Pre-tax results of operations (1)	2,343,000	80,000	2,423,000
Estimated income tax expense (2)	—	—	—
Results of operations (1)	$2,343,000	$80,000	$2,423,000
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

(E)                           Standardized Measure, Including Year-to-Year Changes Therein, of Estimated Discounted Future Net Cash Flows

The following tables utilize reserve and production data estimated by independent petroleum reserve engineers. The information may be useful for certain comparison purposes but should not be solely relied upon in evaluating Barnwell or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value. Additionally, proved oil, natural gas liquids and natural gas reserves located in the U.S. were not significant in fiscal 2021 and was therefore not included in the tables below.

The estimated future cash flows at September 30, 2022 and 2021 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2022 and 2021 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30, 2022
	Canada	United States	Total
Future cash inflows	$93,658,000	$6,676,000	$100,334,000
Future production costs	(44,523,000)	(832,000)	(45,355,000)
Future development costs	(274,000)	—	(274,000)
Future income tax expenses	(6,908,000)	(233,000)	(7,141,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	41,953,000	5,611,000	47,564,000
Future abandonment, decommissioning and reclamation	(16,719,000)	(11,000)	(16,730,000)
Future net cash flows	25,234,000	5,600,000	30,834,000
10% annual discount for timing of cash flows	(1,144,000)	(1,812,000)	(2,956,000)
Standardized measure of discounted future net cash flows	$24,090,000	$3,788,000	$27,878,000

	Year ended September 30, 2021
	Canada	United States	Total
Future cash inflows	$36,130,000	$—	$36,130,000
Future production costs	(25,323,000)	—	(25,323,000)
Future development costs	(240,000)	—	(240,000)
Future income tax expenses	(995,000)	—	(995,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	9,572,000	—	9,572,000
Future abandonment, decommissioning and reclamation	(14,525,000)	—	(14,525,000)
Future net cash flows	(4,953,000)	—	(4,953,000)
10% annual discount for timing of cash flows	7,598,000	—	7,598,000
Standardized measure of discounted future net cash flows	$2,645,000	$—	$2,645,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2022	2021
Beginning of year	$2,645,000	$(1,685,000)
Sales of oil and natural gas produced, net of production costs	(13,142,000)	(3,604,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	27,828,000	5,702,000
Extensions and discoveries	8,889,000	—
Net change due to purchases and sales of minerals in place	2,451,000	(882,000)
Revisions of previous quantity estimates	4,270,000	4,217,000
Net change in income taxes	(4,774,000)	(845,000)
Accretion of discount	(1,566,000)	(176,000)
Other - changes in the timing of future production and other	801,000	(55,000)
Other - net change in Canadian dollar translation rate	476,000	(27,000)
Net change	25,233,000	4,330,000
End of year	$27,878,000	$2,645,000

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

As of September 30, 2022, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2022 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2022, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2022, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2022, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell's common stock that may be issued upon exercise of options and rights under Barnwell's existing equity compensation plan as of September 30, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	615,000	$3.36	935,000
Equity compensation plans not approved by security holders	—	—	—
Total	615,000	$3.36	935,000

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2022, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2022, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - WEAVER AND TIDWELL, L.L.P. (PCAOB ID: 410)

Consolidated Balance Sheets – September 30, 2022 and 2021

Consolidated Statements of Operations – for the years ended September 30, 2022 and 2021

Consolidated Statements of Comprehensive Income – for the years ended September 30, 2022 and 2021

Consolidated Statements of Equity – for the years ended September 30, 2022 and 2021

Consolidated Statements of Cash Flows – for the years ended September 30, 2022 and 2021

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2	Tax Benefits Preservation Plan, dated as of October 17, 2022, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (13)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8	Form of Option Agreement (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

21	List of Subsidiaries

23.1	Consent of InSite Petroleum Consultants Ltd.

23.2	Consent of Ryder Scott Company, L.P.

23.3	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

99.2	Reserve Report Summary prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2022.
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
(11)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021.
(12)            Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended September 30, 2021.
(13)            Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on October 17, 2022.
(14)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 1, 2021.
(15)            Incorporated by reference from Definitive Proxy 2022 Appendix A filed by the Registrant on March 24, 2022.
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Date:	December 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
Alexander C. Kinzler President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director Date: December 29, 2022	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary Date: December 29, 2022

/s/ Peter J. O’Malley
Peter J. O’Malley, Chairman of the Board Date: December 29, 2022

/s/ Francis J. Kelly
Kenneth S. Grossman, Director	Francis J. Kelly, Director Date: December 29, 2022

/s/ Philip J. McPherson
Philip J. McPherson, Director Date: December 29, 2022	Bradley M. Tirpak, Director

Doug N. Woodrum, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2	Tax Benefits Preservation Plan, dated as of October 17, 2022, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (13)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8	Form of Option Agreement (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

21	List of Subsidiaries

23.1	Consent of InSite Petroleum Consultants Ltd.

23.2	Consent of Ryder Scott Company, L.P.

23.3	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

99.2	Reserve Report Summary prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for quarterly period ended June 30, 2022.
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
(11)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021.
(12)            Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended September 30, 2021.
(13)            Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on October 17, 2022.
(14)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 1, 2021.
(15)            Incorporated by reference from Definitive Proxy 2022 Appendix A filed by the Registrant on March 24, 2022.
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.