Form 10-K/A
period 2022-09-30
BARNWELL INDUSTRIES INC
filed 2023-01-26
CIK 10048

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

As of January 16, 2023 there were 9,956,687 shares of common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was originally filed on December 29, 2022 (the “Original Filing”), solely to include the information required by Part III of Form 10-K of the Original Filing and not included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.   This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after December 29, 2022, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

SIGNATURES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below identifies our current officers and directors.

Name	Position Held with the Company	Age
Kenneth S. Grossman 1, 3A, 4	Director, Chairman of the Board of Directors	67
Francis J. Kelly	Director	59
Alexander C. Kinzler [2]	Chief Executive Officer, President, Chief Operating Officer, General Counsel and Director	64
Philip J. McPherson 1, 2A	Director	48
Peter J. O’Malley [2]	Director	56
Bradley M. Tirpak	Director	53
Douglas N. Woodrum 1A, 3, 4A	Director	65

1A Chair of the Audit Committee	[1] Member of the Audit Committee
2A Chair of the Reserves Committee	[2] Member of the Reserves Committee
3A Chair of the Compensation Committee	[3] Member of the Compensation Committee
4A Chair of the Nominating Committee	[4] Member of the Nominating Committee

Business Experience

Peter J. O’Malley1 – Director since 2020. Chairman of the Board of the Company from May 11, 2021 to January 21, 2023. Founder of Kenosis Capital LLC, 2012. Mr. O’Malley has a broad range of experience and business and investment contacts developed over a more than twenty-five year career in international investment banking. Mr. O’Malley’s past employment includes key management positions at Credit Suisse and several of its affiliates, Deutsche Bank in New York and Hong Kong, as well as other investment banking firms in the United States and Asia. Although he received a Juris Doctor degree from St. John’s University School of Law in 1991, Mr. O’Malley’s entire career has been spent in the investment community, starting as an in-house corporate counsel for CS First Boston in New York. Mr. O’Malley has been active in the M&A, private equity and capital markets divisions of the investment banking firms with which he has been associated, in most cases as a Managing Director. Mr. O’Malley’s vast experience in investment banking and the investment community gives him significant insight into corporate operations, financing, accounting and business issues facing the Company.

Kenneth S. Grossman1 – Director since 2020. Chairman of the Board of the Company since January 21, 2023 and from April 15, 2020 to May 10, 2021.  Vice-Chairman of the Board of the Company from May 11, 2021 to June 30, 2022.  Investor and attorney specializing in companies undergoing and/or emerging from restructuring or reorganization; Senior Managing Director of Steppingstone Group, LLC. Mr. Grossman has been engaged as a professional investor and the management of capital as a buy-side principal since 1990. Mr. Grossman has served as an independent director of both private and public companies, and as a member of creditor, bank group and shareholder committees for other businesses and has extensive experience in advising investors as well as leading investors and partners with respect to distressed and other capital-challenged “special situation” companies. Mr. Grossman’s experience includes a strong network of relationships and management roles involving large portfolios in this investment sector maintained by multi-strategy and arbitrage firms. Admitted to the New York Bar in 1982, Mr. Grossman practiced law with Shea & Gould until 1989, where he specialized in bankruptcy, creditor’s rights and commercial litigation. More recently, Mr. Grossman utilized that experience in leadership roles and as a Director of Lehman Brothers Special Finance, Inc. and Signature Group Holdings, Inc. (formerly Fremont General Corporation), as they emerged from Chapter 11 bankruptcy. Mr. Grossman is currently a board member and/or special advisor for Concise Capital Management and a director of Performance Sports Group, Inc., Buffalo Armory, LLC and Nebraska Book Co, Inc.

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

Francis J. Kelly2 – Director since March 2022. Since 2021, Mr. Kelly has served as the Managing Partner of Fulcrum Macro Advisors LLC, an advisory firm that he founded which provides advice to clients as to the public policy decision-making process and its impact on global markets. Prior to founding Fulcrum Macro Advisors LLC, he served as Global Coordinator for Government & Public Affairs and head of the Direct Investment Advisory Group at Deutsche Bank. Mr. Kelly also is an advisor to the Scowcroft Group, a global business advisory firm with an emphasis on emerging markets, and Adjunct Professor at The Catholic University School of Business, where he teaches business intelligence, political risk, and strategic planning. Mr. Kelly was previously a member of the Securities and Exchange Commission Senior Staff, Senior Policy Advisor to the Chairman of the SEC and Chief Spokesman for the Commission. Mr. Kelly’s background in investment banking and the investment community gives him significant insight into corporate operations, investment opportunities, commodities and business issues facing the Company, and his experience on numerous boards as well as a policy advisor bring significant strategic, consensus-building and management skills to the Company.

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

Named Executive Officers of the Company

The Company currently has two executive officers (the “Named Executive Officers”).  The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2022, their positions and offices with the Company and the period during which each has served.

Name	Age	Position with the Company

Alexander C. Kinzler	64	Chief Executive Officer since December 2016. President and Chief Operating Officer since December 2002 and General Counsel since December 2001. Director of the Company since December 1999.

Russell M. Gifford	68
Secretary since December 2002, Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.

Board Meetings

The Board of Directors held eleven meetings during the fiscal year ended September 30, 2022, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board of Directors on which each director served.  The independent directors met on two occasions out of the presence of management during the fiscal year ended September 30, 2022.

Audit Committee

The members of the Audit Committee are Mr. Woodrum, Chairman, and Messrs. Grossman and McPherson.  All of the members of the Audit Committee are independent (as independence is defined in Section 803(A) of the NYSE American listing standards).  The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. Woodrum, who is a financial expert based on his degree in finance and experience as Chief Financial Officer of a public company.  Mr. Woodrum, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2022, the Audit Committee held four meetings.

Executive Committee

There are presently no members appointed to the Executive Committee.  The Executive Committee has and may exercise all the powers of the Board of Directors when the Board is not in session, subject to certain limitations in the Company’s Bylaws.  During the fiscal year ended September 30, 2022, the Executive Committee held no meetings.

Nominating Committee

The members of the Nominating Committee are Mr. Woodrum, Chairman, and Mr. Grossman.  During the fiscal year ended September 30, 2022, the Nominating Committee held one meeting. The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the Board of Directors at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

Reserves Committee

The members of the Reserves Committee are Mr. McPherson, Chairman, and Messrs. Kinzler and O’Malley.  During the fiscal year ended September 30, 2022, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Mr. Grossman, Chairman, and Mr. Woodrum.  The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable.  The Compensation Committee held one meeting during the fiscal year ended September 30, 2022.  The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

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

Summary Compensation Table

The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2022 and September 30, 2021 to (1) Alexander C. Kinzler, our Chief Executive Officer, President, Chief Operating Officer and General Counsel, and (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

No Named Executive Officer was granted a stock award in fiscal year 2022 or 2021, nor received above-market or preferential earnings on compensation that was deferred on a basis that was not tax-qualified. As a result, such columns have been omitted.

Our Pay for Performance Plan adopted in 2014 (the “Plan”) is available to pay bonuses to our executives based on performance.  Performance measures and targeted goals for the Company’s 2022 fiscal year performance period were established by the Compensation Committee in December 2021 and the Committee designated the CEO to be eligible to participate in the Plan for fiscal year 2022.  The material terms of such performance measures and targeted goals are as follows:

The Compensation Committee determined that the sum of the following three components shall represent the maximum bonus that may be achieved under the Plan for fiscal 2022 by the CEO (the “2022 Maximum Bonus Amount”), which was designed so that the Company would be in compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”):

(a)          an amount equal to 5% of the earnings before income taxes on a GAAP basis of the Company;

(b)          for an increase in earnings attributable to the combined Land Investment and Residential Real Estate segments in the State of Hawaii on a GAAP basis over the prior fiscal year with respect to such segments, 20% of the first 100% of such increase and 10% of the remaining amount of such increase; and

(c)          for an increase in the Company’s market capitalization of up to 10%, determined by comparing the closing price of the Common Stock on September 30, 2022 and September 30, 2021, 10% of the amount of such increase.

Section 162(m) of the Code generally limits our federal tax deduction for compensation paid in any fiscal year to our CEO and our other “covered employees,” as defined in Section 162(m), to $1,000,000.  In the past, an exception to this deduction limit was available for “performance-based” compensation that had been approved by our stockholders and otherwise satisfied certain requirements under Section 162(m) and applicable regulations.  As a result of new tax legislation that went into effect on December 22, 2017, this exception for performance-based compensation is not available for taxable years beginning after December 31, 2017, unless such compensation qualifies for transition relief for written binding contracts that were in effect on November 2, 2017.  Barnwell was not party to any such binding contracts.  This legislation also expanded the definition of “covered employees” to include the chief financial officer and certain former named executive officers.  These changes in the tax laws have not had an effect on Barnwell, primarily because the compensation paid to such persons in our fiscal 2022 year, and in other recent fiscal years, has been below the $1,000,000 threshold.

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

The 2022 Maximum Bonus Amount for each participant shall in no case exceed 150% of such participant’s base salary as of January 2022.  Additionally, a decrease in earnings before income taxes or market capitalization will not decrease the amounts of the other respective components of the 2022 Maximum Bonus Amount.  The Committee, in its sole discretion, reserves the right to eliminate or reduce the 2022 Maximum Bonus Amount payable to the CEO pursuant to the bonus formula described above and in addition or alternatively to grant ordinary bonuses.

The Compensation Committee determined that, pursuant to the adopted performance measures and targeted goals, the 2022 Maximum Bonus Amount which could have been payable to our CEO as calculated under the Plan was $420,000.  The Compensation Committee reviewed the performance of our CEO during fiscal 2022, analyzed the Company’s results for the year, reviewed the overall performance of management for the fiscal year, reviewed with management various factors the Committee takes into account in setting compensation, including individual and corporate, financial and non-financial performance, the creation of value for our stockholders, the long-term commitment and contributions of management to the Company and certain events in the Company’s oil and gas division.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Alexander C. Kinzler Chief Executive Officer, President and General Counsel	2022 2021	280,000 245,000	- -	- 151,080	85,000 60,000	44,070[3] 32,811	409,070 488,891

Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2022 2021	280,000 245,000	85,000 60,000	- 161,765	- -	- -	365,000 466,765

Outstanding Equity Awards At Fiscal Year-End 2022

The following Outstanding Equity Awards At Fiscal Year-End 2022 table sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2022 to each Named Executive Officer.

No Named Executive Officer held unvested stock awards at fiscal year-end 2022. As a result, the relevant columns have been omitted.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alexander C. Kinzler	20,000 shares of Common Stock	40,000 shares of Common Stock[4]	3.66	02/2026
Russell M. Gifford	20,000 shares of Common Stock	40,000 shares of Common Stock[4]	3.33	02/2031

The Company maintains a defined benefit pension plan (“Pension Plan”) for its eligible employees to provide annual benefits payable on retirement. Eligibility is based upon attainment of age 21 and completion of one year of service. Benefits are calculated under a formula based upon years of service and the participant’s highest average annual compensation over 60 consecutive months of service.  Since December 31, 2019, future benefit accruals for all participants under the Pension Plan have been frozen.  Consequently, current participants in the Pension Plan no longer accrue new benefits under the Pension Plan and new employees of the Company are no longer eligible to enter the Pension Plan as participants.  Mr. Kinzler and Mr. Gifford are participants in the Pension Plan.

[3]	This amount represents perquisites received with respect to: (1) medical insurance and (2) directors’ fees.

[4]	Subject to the conditions set forth in the option, 33 1/3% of the option shall become vested and exercisable on each of the first 3 anniversaries of the grant date of February 9, 2021.

The Company also has a Supplemental Executive Retirement Plan (“SERP”) in order to provide an additional incentive to the Company’s executive officers to remain with the Company.  Since December 31, 2019, future benefit accruals for all participants under the SERP have been frozen.  Consequently, current participants in the SERP no longer accrue new benefits under the SERP and new employees of the Company are no longer eligible to enter the SERP as participants.  Mr. Kinzler and Mr. Gifford are participants in the SERP.

The Company also had maintained a Postretirement Medical Insurance Benefit Plan as an additional incentive to the Company’s senior officers in the U.S. to remain with the Company.  During fiscal 2021, the Postretirement Medical Insurance Benefit Plan was terminated.

Director Compensation

The Company’s program of director compensation is intended to fairly pay directors for work required for a company of our size and scope. Directors who are not officers of the Company currently receive an annual fee of $36,000 and are reimbursed for expenses incurred in connection with meeting attendance.  The Chairmen of the Compensation Committee, Nominating Committee and the Reserves Committee currently receive an additional $12,000 annual fee and the Chairman of the Audit Committee currently receives an additional $18,000 annual fee.  The Chairman of the Board of Directors currently receives an additional $36,000 annual fee.

Director Compensation

The following Director Compensation table sets forth information with regard to the Board of Directors (other than any officer of the Company) as listed under Item 10, above, with regard to compensation paid to them during the fiscal year ended September 30, 2022.

No named director was granted an option or stock award in fiscal year 2022, nor earned any non-equity incentive plan compensation or nonqualified deferred compensation earnings in fiscal year 2022. As a result, the relevant columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Kenneth S. Grossman	68,500	11,250[5]	79,500
Francis J. Kelly[6]	24,000	-	24,000
Philip J. McPherson[7]	57,750	15,000[5]	72,750
Colin R. O’Farrell[8]	22,000	-	22,000
Peter J. O’Malley[9]	80,500	15,000[5]	95,500
Bradley M. Tirpak	34,500	-	34,500
Douglas N. Woodrum[10]	34,500	-	34,500

[5]	This amount represents fees for services provided as a trustee of the Company’s pension plan.

[6]	During fiscal year 2022, Mr. Kelly served on the following committees: Audit (member), Compensation (member), Nominating (Chair).

[7]	During fiscal year 2022, Mr. McPherson served on the following committees: Audit (Chair), Reserves (Chair), Compensation (member), Nominating (member).

[8]	Mr. O’Farrell resigned from the Board of Directors in March 2022.

[9]	During fiscal year 2022, Mr. O’Malley served as the Chairman of the Board and also served on the following committees: Audit (member), Reserves (member), Compensation (Chair), Nominating (member).

[10]	During fiscal year 2022, Mr. Woodrum served on the following committee: Audit (member).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 16, 2023, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership[1]	Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	867,544	8.7%

Ned L. Sherwood	4731 North Highway A1A Suite 213 Vero Beach, Florida	1,955,194[2]	19.6%

Alexander C. Kinzler	1100 Alakea Street, Suite 500 Honolulu, Hawaii	969,500[3]	9.5%

Russell M. Gifford	1100 Alakea Street, Suite 500 Honolulu, Hawaii	140,000[3]	1.4%

Kenneth S. Grossman	1100 Alakea Street, Suite 500 Honolulu, Hawaii	65,000[3]	*

Francis J. Kelly	1100 Alakea Street, Suite 500 Honolulu, Hawaii	0	*

Philip J. McPherson	1100 Alakea Street, Suite 500 Honolulu, Hawaii	33,332[3]	*

Peter J. O’Malley	1100 Alakea Street, Suite 500 Honolulu, Hawaii	45,472[3]	*

Bradley M. Tirpak	1100 Alakea Street, Suite 500 Honolulu, Hawaii	67,459[3]	*

Douglas N. Woodrum	1100 Alakea Street, Suite 500 Honolulu, Hawaii	133,332[3]	1.3%

All directors and executive officers as a group (8 persons)		1,454,095[3]	14.2%

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

[2]
Represents shares held as of September 13, 2022 as reported on Form 4 filed by Ned L. Sherwood.  According to such filing, Mr. Sherwood may be deemed to beneficially own 1,955,194 shares of Common Stock of the Company, which includes (i) 1,717,156 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer, and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.

[3]
Includes shares underlying options that are exercisable: (i) 40,000, for Mr. Kinzler; 40,000, for Mr. Gifford; 40,000, for Mr. Grossman; 33,332, for Mr. McPherson; 33,332, for Mr. O’Malley; 33,332, for Mr. Tirpak; 33,332, for Mr. Woodrum.

*	Represents less than 1% of the outstanding shares of Common Stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions that occurred during fiscal years 2021 and 2022 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded the disclosure thresholds set forth in the applicable SEC rules and regulations, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P., the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented.  Weaver and Tidwell, L.L.P. has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P. its independence. The committee also concluded that Weaver and Tidwell, L.L.P.’s performance of tax services to us and our affiliates, as pre-approved by the committee and described in the next section, does not impair Weaver and Tidwell, L.L.P.’s independence.  Based upon its discussions with management and with Weaver and Tidwell, L.L.P., the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Audit Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P. (Dallas, Texas, PCAOB ID 410), the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2022 totaled $335,781.  For the comparable services provided for the fiscal year ended September 30, 2021, the aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, and KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2022 totaled $303,051 and $61,200, respectively.

Audit-Related Fees

For the fiscal years ended September 30, 2022 and September 30, 2021, the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, and KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, respectively, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm for professional services rendered in connection with tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2022 totaled $15,423. For the fiscal year ended September 30, 2021, the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, did not bill the Company for tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, for fees other than Audit Fees and Tax fees for the fiscal year ended September 30, 2022 totaled $15,423.  For the fiscal year ended September 30, 2021, the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm since July 8, 2020, and KPMG LLP, the Company’s independent registered public accounting firm until July 8, 2020, respectively, did not bill the Company for any fees other than Audit Fees.

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

(1)
Exhibits.  The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on December 29, 2022, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BARNWELL INDUSTRIES, INC.

Dated: January 26, 2023	By:	/s/ Alexander C. Kinzler
Alexander C. Kinzler
President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 26, 2023	By:	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President, Chief Financial Officer, Treasurer, Secretary

By:
Peter J. O'Malley
Director

Dated: January 26, 2023	By:	/s/ Kenneth S. Grossman
Kenneth S. Grossman
Director

Dated: January 26, 2023	By:	/s/ Philip J. McPherson
Philip J. McPherson
Director

By:
Francis J. Kelly
Director

Dated: January 26, 2023	By:	/s/ Bradley M. Tirpak
Bradley M. Tirpak
Director

Dated: January 26, 2023	By:	/s/ Douglas N. Woodrum
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