Form 10-Q
period 2022-12-31
BARNWELL INDUSTRIES INC
filed 2023-02-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022
or
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

As of February 3, 2022 there were 9,956,687 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,736,000	$12,804,000
Accounts and other receivables, net of allowance for doubtful accounts of: $249,000 at December 31, 2022; $231,000 at September 30, 2022	4,316,000	4,361,000
Other current assets	3,246,000	2,932,000
Total current assets	14,298,000	20,097,000
Asset for retirement benefits	3,451,000	3,385,000
Operating lease right-of-use assets	114,000	132,000
Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	69,421,000	67,883,000
Advances to operators for capital expenditures	3,464,000	—
Unproved properties	1,890,000	—
Drilling rigs and other property and equipment	6,935,000	6,923,000
Total property and equipment	81,710,000	74,806,000
Accumulated depletion, depreciation, and amortization	(62,712,000)	(61,205,000)
Total property and equipment, net	18,998,000	13,601,000
Total assets	$36,861,000	$37,215,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,835,000	$1,462,000
Accrued capital expenditures	266,000	1,655,000
Accrued compensation	1,063,000	999,000
Accrued operating and other expenses	1,420,000	1,576,000
Current portion of asset retirement obligation	1,665,000	1,327,000
Other current liabilities	1,302,000	1,908,000
Total current liabilities	7,551,000	8,927,000
Long-term debt	—	44,000
Operating lease liabilities	91,000	117,000
Liability for retirement benefits	1,670,000	1,649,000
Asset retirement obligation	7,163,000	7,129,000
Deferred income tax liabilities	176,000	188,000
Total liabilities	16,651,000	18,054,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,124,587 issued at December 31, 2022 and September 30, 2022	5,062,000	5,062,000
Additional paid-in capital	7,466,000	7,351,000
Retained earnings	8,660,000	7,720,000
Accumulated other comprehensive income, net	1,276,000	1,294,000
Treasury stock, at cost: 167,900 shares at December 31, 2022 and September 30, 2022	(2,286,000)	(2,286,000)
Total stockholders' equity	20,178,000	19,141,000
Non-controlling interests	32,000	20,000
Total equity	20,210,000	19,161,000
Total liabilities and equity	$36,861,000	$37,215,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2022	2021
Revenues:
Oil and natural gas	$5,226,000	$3,920,000
Contract drilling	1,948,000	876,000
Sale of interest in leasehold land	265,000	600,000
Gas processing and other	72,000	58,000
	7,511,000	5,454,000
Costs and expenses:
Oil and natural gas operating	2,444,000	1,916,000
Contract drilling operating	1,857,000	980,000
General and administrative	2,249,000	1,830,000
Depletion, depreciation, and amortization	840,000	483,000
Foreign currency gain	(78,000)	—
Gain on sale of assets	(551,000)	—
	6,761,000	5,209,000
Earnings before equity in income of affiliates and income taxes	750,000	245,000
Equity in income of affiliates	538,000	1,207,000
Earnings before income taxes	1,288,000	1,452,000
Income tax provision	79,000	112,000
Net earnings	1,209,000	1,340,000
Less: Net earnings attributable to non-controlling interests	120,000	267,000
Net earnings attributable to Barnwell Industries, Inc.	$1,089,000	$1,073,000
Basic and diluted net earnings per common share attributable to Barnwell Industries, Inc. stockholders	$0.11	$0.11
Weighted-average number of common shares outstanding:
Basic and diluted	9,956,687	9,446,291

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2022	2021
Net earnings	$1,209,000	$1,340,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	2,000	(25,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	(20,000)	—
Total other comprehensive loss	(18,000)	(25,000)
Total comprehensive income	1,191,000	1,315,000
Less: Comprehensive income attributable to non-controlling interests	(120,000)	(267,000)
Comprehensive income attributable to Barnwell Industries, Inc.	$1,071,000	$1,048,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2022 and 2021
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000
Net earnings	—	—	—	1,073,000	—	—	267,000	1,340,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(25,000)	—	—	(25,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(251,000)	(251,000)
Share-based compensation	—	—	254,000	—	—	—	—	254,000
Issuance of common stock for services	1,158	—	2,000	—	—	—	—	2,000
Balance at December 31, 2021	9,446,783	$4,807,000	$4,846,000	$3,429,000	$7,000	$(2,286,000)	$24,000	$10,827,000

Balance at September 30, 2022	9,956,687	$5,062,000	$7,351,000	$7,720,000	$1,294,000	$(2,286,000)	$20,000	$19,161,000
Net earnings	—	—	—	1,089,000	—	—	120,000	1,209,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	2,000	—	—	2,000
Distributions to non-controlling interests	—	—	—	—	—	—	(108,000)	(108,000)
Share-based compensation	—	—	115,000	—	—	—	—	115,000
Dividends declared, $0.015 per share	—	—	—	(149,000)	—	—	—	(149,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(20,000)	—	—	(20,000)
Balance at December 31, 2022	9,956,687	$5,062,000	$7,466,000	$8,660,000	$1,276,000	$(2,286,000)	$32,000	$20,210,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$1,209,000	$1,340,000
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Equity in income of affiliates	(538,000)	(1,207,000)
Depletion, depreciation, and amortization	840,000	483,000
Gain on sale of assets	(551,000)	—
Sale of interest in leasehold land, net of fees paid	(233,000)	(527,000)
Distributions of income from equity investees	319,000	1,207,000
Retirement benefits income	(63,000)	(68,000)
Accretion of asset retirement obligation	194,000	159,000
Non-cash rent income	(5,000)	(1,000)
Deferred income tax (benefit) expense	(12,000)	32,000
Asset retirement obligation payments	(76,000)	(83,000)
Share-based compensation expense	115,000	254,000
Common stock issued for services	—	2,000
Retirement plan contributions and payments	(1,000)	—
Bad debt expense	18,000	—
Foreign currency gain	(78,000)	—
Decrease from changes in current assets and liabilities	(241,000)	(682,000)
Net cash provided by operating activities	897,000	909,000
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	219,000	—
Proceeds from sale of interest in leasehold land, net of fees paid	233,000	527,000
Proceeds from the sale of contract drilling assets	—	687,000
Payments to acquire oil and natural gas properties	—	(317,000)
Capital expenditures - oil and natural gas	(3,870,000)	(702,000)
Capital expenditures - all other	(9,000)	(1,000)
Advances to operators for capital expenditures	(3,464,000)	—
Net cash (used in) provided by investing activities	(6,891,000)	194,000
Cash flows from financing activities:
Distributions to non-controlling interests	(108,000)	(251,000)
Net cash used in financing activities	(108,000)	(251,000)
Effect of exchange rate changes on cash and cash equivalents	34,000	11,000
Net (decrease) increase in cash and cash equivalents	(6,068,000)	863,000
Cash and cash equivalents at beginning of period	12,804,000	11,279,000
Cash and cash equivalents at end of period	$6,736,000	$12,142,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2022 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 (our “2022 Annual Report”). The Condensed Consolidated Balance Sheet as of September 30, 2022 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2022, results of operations, comprehensive income, equity and cash flows for the three months ended December 31, 2022 and 2021, have been made. The results of operations for the period ended December 31, 2022 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than as set forth below, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's 2022 Annual Report.

Advances to Operators for Capital Expenditures

The Company participates in the drilling of crude oil and natural gas wells with other working interest partners. Due to the capital intensive nature of crude oil and natural gas drilling activities, the working interest partner responsible for conducting the drilling operations may request advance payments from other working interest partners for their share of the costs. The Company expects such advances to be applied by working interest partners against joint interest billings for its share of drilling operations within 90 days from when the advance is paid.

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

Options to purchase 615,000 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2022 and 2021, as there inclusion would have been anti-dilutive.

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations are detailed in the following tables:

	Three months ended December 31, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,089,000	9,956,687	$0.11
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,089,000	9,956,687	$0.11

	Three months ended December 31, 2021
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,073,000	9,446,291	$0.11
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,073,000	9,446,291	$0.11

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

The partnerships derive income from the sale of residential parcels in Increment I, of which only one lot remains to be sold as of December 31, 2022, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

Increment II is not yet under development, and there is no assurance that development of such acreage will occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. During the three months ended December 31, 2022, Barnwell received cash distributions of $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000, after distributing $60,000 to non-controlling interests. During the three months ended December 31, 2021, Barnwell received cash distributions $1,207,000 from the Kukio

Resort Land Development Partnerships resulting in a net amount of $1,075,000, after distributing $132,000 to non-controlling interests.

Equity in income of affiliates was $538,000 for the three months ended December 31, 2022, as compared to equity in income of affiliates of $1,207,000 for the three months ended December 31, 2021.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended December 31,
	2022	2021
Revenue	$3,712,000	$9,253,000
Gross profit	$2,422,000	$6,714,000
Net earnings	$1,307,000	$5,963,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the three months ended December 31, 2022 was equivalent to the $538,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $1,198,000 at December 31, 2022 and $958,000 at September 30, 2022.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 17).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. One single-family lot was sold during the three months ended December 31, 2022 and one single-family lot, of the 79 lots developed within Increment I, remained to be sold as of December 31, 2022.

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2022	2021
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$265,000	$600,000
Fees - included in general and administrative expenses	(32,000)	(73,000)
Sale of interest in leasehold land, net of fees paid	$233,000	$527,000

There is no assurance with regards to the amounts of future payments from Increment I or Increment II to be received, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

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

4.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”) entered into the Limited Liability Agreement (the “Teton Operating Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Teton Operating Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Ventre is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell.

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

	December 31, 2022	September 30, 2022
ASSETS
Cash and cash equivalents	$447,000	$623,000
Accounts and other receivables	464,000	606,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	607,000	655,000
Total assets	$1,518,000	$1,884,000

LIABILITIES
Accounts payable	$7,000	$15,000
Accrued operating and other expenses	21,000	26,000
Total liabilities	$28,000	$41,000

5.    ASSET HELD FOR SALE

In September 2022, the Company entered into a purchase and sale agreement with an independent third party for the sale of a contract drilling segment drilling rig and received a payment of $551,000, net of related costs. At September 30, 2022, the legal title for the drilling rig had not yet transferred to the buyer and therefore, the Company did not record a sale during the year ended September 30, 2022. The proceeds received from the buyer was recognized as a deposit and recorded in “Other Current Liabilities” on the Company's Consolidated Balance Sheet at September 30, 2022. No amount was recorded as assets held for sale at September 30, 2022 as the drilling rig was fully depreciated and therefore had a net book value of zero. In October 2022, the legal title for the drilling rig was transferred to the buyer and as a result, the Company recognized a $551,000 gain on the sale of the drilling rig during the three months ended December 31, 2022.

6.    OIL AND NATURAL GAS PROPERTIES

Oil and Natural Gas Investments

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. In connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in the planned drilling of two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and made a pre-payment of $4,293,000 to pay its share of the estimated costs to drill, complete and equip the wells. As of December 31, 2022, the total costs incurred for these two oil wells was $829,000 and thus, the remaining prepaid balance of $3,464,000 was recorded as “Advances to operators for capital expenditures” on the Company's Condensed Consolidated Balance sheet.

Additionally, in connection with the agreement, the Company is obligated to pay a broker’s fee of 5.0% of the capital invested under this arrangement to Four Pines Exploration LLC - Exploration - Series 1 (“Four Pines”). Four Pines is controlled by Mr. Colin O’Farrell who is an affiliate of Teton Barnwell

(see Note 17 for additional details). During the three months ended December 31, 2022, the Company paid $255,000 in broker fees to Four Pines related to this arrangement.

Oil and Natural Gas Acquisitions

There were no oil and gas working interest acquisitions during the three months ended December 31, 2022. In the quarter ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.
7.    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees and a noncontributory Supplemental Executive Retirement Plan (“SERP”), which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan.

The following table details the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended December 31,
	2022	2021	2022	2021
Interest cost	$102,000	$73,000	$22,000	$15,000
Expected return on plan assets	(167,000)	(156,000)	—	—
Amortization of net actuarial gain	—	—	(20,000)	—
Net periodic benefit (income) cost	$(65,000)	$(83,000)	$2,000	$15,000

The net periodic benefit (income) cost is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Currently, no contributions are expected to be made to the Pension Plan during fiscal 2023. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2023 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.    INCOME TAXES

The components of earnings before income taxes, after adjusting the earnings for non-controlling interests, are as follows:

	Three months ended December 31,
	2022	2021
United States	$18,000	$892,000
Canada	1,150,000	293,000
	$1,168,000	$1,185,000

The components of the income tax provision are as follows:

	Three months ended December 31,
	2022	2021
Current	$91,000	$80,000
Deferred	(12,000)	32,000
	$79,000	$112,000

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

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2022 and 2021.

	Three months ended December 31, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,484,000	$—	$—	$—	$3,484,000
Natural gas	1,302,000	—	—	—	1,302,000
Natural gas liquids	440,000	—	—	—	440,000
Drilling and pump	—	1,948,000	—	—	1,948,000
Contingent residual payments	—	—	265,000	—	265,000
Other	—	—	—	43,000	43,000
Total revenues before interest income	$5,226,000	$1,948,000	$265,000	$43,000	$7,482,000
Geographical regions:
United States	$517,000	$1,948,000	$265,000	$2,000	$2,732,000
Canada	4,709,000	—	—	41,000	4,750,000
Total revenues before interest income	$5,226,000	$1,948,000	$265,000	$43,000	$7,482,000
Timing of revenue recognition:
Goods transferred at a point in time	$5,226,000	$—	$265,000	$43,000	$5,534,000
Services transferred over time	—	1,948,000	—	—	1,948,000
Total revenues before interest income	$5,226,000	$1,948,000	$265,000	$43,000	$7,482,000

	Three months ended December 31, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$2,668,000	$—	$—	$—	$2,668,000
Natural gas	849,000	—	—	—	849,000
Natural gas liquids	403,000	—	—	—	403,000
Drilling and pump	—	876,000	—	—	876,000
Contingent residual payments	—	—	600,000	—	600,000
Other	—	—	—	57,000	57,000
Total revenues before interest income	$3,920,000	$876,000	$600,000	$57,000	$5,453,000
Geographical regions:
United States	$964,000	$876,000	$600,000	$4,000	$2,444,000
Canada	2,956,000	—	—	53,000	3,009,000
Total revenues before interest income	$3,920,000	$876,000	$600,000	$57,000	$5,453,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,920,000	$—	$600,000	$57,000	$4,577,000
Services transferred over time	—	876,000	—	—	876,000
Total revenues before interest income	$3,920,000	$876,000	$600,000	$57,000	$5,453,000

Contract Balances
    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2022	September 30, 2022
Accounts receivables from contracts with customers	$4,008,000	$4,038,000
Contract assets	607,000	580,000
Contract liabilities	746,000	1,087,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2022 and September 30, 2022, the Company had $746,000 and $1,087,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

During the three months ended December 31, 2022 and 2021, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $523,000 and $186,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At December 31, 2022, the Company had six contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 70% of the remaining performance obligation of $4,764,000 is expected to be recognized as revenue in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of December 31, 2022 and September 30, 2022, the Company had $717,000 and $689,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2022 and 2021, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three months ended December 31, 2022 and 2021.

10.    SEGMENT INFORMATION

Barnwell operates the following segments: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. (oil and natural gas); 2) investing in land interests in Hawaii (land investment); and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Three months ended December 31,
	2022	2021
Revenues:
Oil and natural gas	$5,226,000	$3,920,000
Contract drilling	1,948,000	876,000
Land investment	265,000	600,000
Other	43,000	57,000
Total before interest income	7,482,000	5,453,000
Interest income	29,000	1,000
Total revenues	$7,511,000	$5,454,000
Depletion, depreciation, and amortization:
Oil and natural gas	$796,000	$436,000
Contract drilling	43,000	47,000
Other	1,000	—
Total depletion, depreciation, and amortization	$840,000	$483,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$1,986,000	$1,568,000
Contract drilling	48,000	(151,000)
Land investment	265,000	600,000
Other	42,000	57,000
Gain on sale of assets	551,000	—
Total operating profit	2,892,000	2,074,000
Equity in income of affiliates:
Land investment	538,000	1,207,000
General and administrative expenses	(2,249,000)	(1,830,000)
Foreign currency gain	78,000	—
Interest income	29,000	1,000
Earnings before income taxes	$1,288,000	$1,452,000

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended December 31,
	2022	2021
Foreign currency translation:
Beginning accumulated foreign currency translation	$222,000	$262,000
Change in cumulative translation adjustment before reclassifications	2,000	(25,000)
Income taxes	—	—
Net current period other comprehensive income (loss)	2,000	(25,000)
Ending accumulated foreign currency translation	224,000	237,000
Retirement plans:
Beginning accumulated retirement plans benefit income (cost)	1,072,000	(230,000)
Amortization of net actuarial gain	(20,000)	—
Income taxes	—	—
Net current period other comprehensive loss	(20,000)	—
Ending accumulated retirement plans benefit income (cost)	1,052,000	(230,000)
Accumulated other comprehensive income, net of taxes	$1,276,000	$7,000

    The amortization of net actuarial gain for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 7 for additional details).

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

13.    DEBT

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($44,000) under the program. In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.7% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000. The current loan balance of $44,000 is included in “Other current liabilities” in the Company's Condensed Consolidated Balance sheet at December 31, 2022.

14.                                   STOCKHOLDERS' EQUITY

Cash Dividend

In December 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on January 11, 2023 to stockholders of record on December 27, 2022. No dividends were declared or paid during the three months ended December 31, 2021.

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

To implement the Tax Plan, the Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company's common stock. The Rights were issued to stockholders of record at the close of business on October 27, 2022 pursuant to the Tax Plan. The Rights are exercisable if a person or group of persons acquires 4.95% or more of the Company’s common stock. The Rights are also exercisable if a person or group of persons that already owns 4.95% or more of the Company’s common stock acquires an additional share other than as a result of a dividend or a stock split. Existing stockholders that beneficially own in excess of 4.95% of the Company’s common stock are “grandfathered in” at their current ownership level. If the Rights become exercisable, all holders of Rights, other than the person or group of persons triggering the Rights, will be entitled to purchase shares of the Company’s common stock at a 50% discount. Rights held by the person or group of persons triggering the Rights will become void and will not be exercisable.

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

In January 2023, the Company terminated the Tax Plan (see Note 18 for additional details).

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of December 31, 2022 for any further costs related to this contract as there is no related probable or estimable contingent liability.

16.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Capital expenditure accruals related to oil and natural gas exploration and development decreased $1,405,000 during the three months ended December 31, 2022 and increased $1,851,000 during the three months ended December 31, 2021. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $150,000 and $304,000 during the three months ended December 31, 2022 and 2021, respectively.

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

During the three months ended December 31, 2022, Kaupulehu Developments received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I. During the three months ended December 31, 2021, Kaupulehu Developments received $600,000 in percentage of sales payments from KD I from the sale of three single-family lots within Phase II of Increment I.

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

18.    SUBSEQUENT EVENTS

Cooperation and Support Agreement

In January 2023, the Company entered into a cooperation and support agreement (the “Agreement”) with Alexander C. Kinzler, the Company’s CEO and President in his capacity as a stockholder, MRMP-Managers LLC, the Ned L. Sherwood Revocable Trust, NLS Advisory Group, Inc. and Ned L. Sherwood (collectively, the “MRMP Stockholders”), with respect to the potential proxy contest pertaining to the election of directors to our Board of Directors (the “Board”). The Agreement extends for two years the standstill terms of the previous agreement entered into with the MRMP Stockholders in 2021, ending the potential of a proxy contest at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”).

Pursuant to the terms of the Agreement, among other things, the Company has agreed to promptly appoint Joshua S. Horowitz and Laurance Narbut to serve on the Board, subject to certain customary board procedures (effective February 9, 2023, Mr. Horowitz and Mr. Narbut became members of the Board). In addition, the Company has agreed to nominate a five-person board comprised of Mr. Kinzler, Kenneth Grossman, Douglas Woodrum, and Messrs. Horowitz and Narbut as candidates for election to the Board at the 2023 Annual Meeting and the 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and Mr. Kinzler and the MRMP Stockholders have agreed to vote their respective shares of common stock of the Company in favor of the election of the Company’s slate at the 2023 Annual Meeting and 2024 Annual Meeting. Additionally, pursuant to the terms of the Agreement, the Company has terminated the previously enacted Tax Benefits Preservation Plan, although the MRMP Stockholders have agreed to limit their beneficial and economic ownership of the Company to 28% of the outstanding common stock of the Company for the next 12 months and 30% for the subsequent 12-month period. In exchange for this arrangement, the Company has agreed to reimburse the MRMP Stockholders and Mr. Kinzler for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) in connection with the negotiation and execution of the Agreement and the transactions contemplated hereby and the proposed nomination of directors by the MRMP Stockholders in connection with the 2023 Annual Meeting.

Cash Dividend

In February 2023, the Company's Board of Directors declared a cash dividend of $0.015 per share payable on March 13, 2023 to stockholders of record on February 23, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2022 Annual Report. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our 2022 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2022. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has increased significantly from the lows of March through May of 2020, uncertainty regarding future oil prices continues to exist. While the Company’s contract drilling segment remained operational throughout fiscal 2020 through fiscal 2022 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews is uncertain, and any work stoppage or discontinuation of contracts currently in backlog could result in a material adverse impact to the Company’s financial condition and outlook. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of new, more contagious or lethal variants that may emerge, and the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the impact of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

Overview

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties in Canada where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiaries, Barnwell is involved in several non-operated oil and natural gas investments in Oklahoma and Texas.

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 79 single-family lots, of which one remained to be sold at December 31, 2022.

•The right to receive 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK's cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interest in KD II or KDK through its interest in Kaupulehu Developments. Barnwell also has rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell's existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will occur. No definitive development plans have been made by KDII, the developer of Increment II, as of the date of this report.

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

Results of Operations

Summary

The net earnings attributable to Barnwell for the three months ended December 31, 2022 totaled $1,089,000, a $16,000 increase in operating results from net earnings of $1,073,000 for the three months ended December 31, 2021. The following factors affected the results of operations for the three months ended December 31, 2022 as compared to the same period in the prior year:

•A $551,000 gain recognized in the current year period from the sale of a contract drilling segment drilling rig;

•A $418,000 improvement in oil and natural gas segment operating results, before income taxes, due to an increase in oil prices and an increase in the net production of oil and natural gas in the current period as compared to the same period in the prior year. The increase in production was primarily due to the additional working interests acquired and wells drilled in the Twining area in fiscal 2022 and was partially offset by a decrease in production from wells in Oklahoma;

•A $199,000 improvement in contract drilling segment operating results, before income taxes, due to work performed on higher value water well drilling contracts in the current year period as compared to the prior year period;

•Equity in income from affiliates decreased $669,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $335,000 due to the Kukio Resort Development Partnerships' sale of one lot in the current year period, whereas there were three lot sales in the prior year period; and

•General and administrative expenses increased $419,000 primarily due to an increase in professional fees in the current year period as compared to the same period in the prior year, partially offset by a $138,000 decrease in share-based compensation expense in the current year period as compared to the prior year period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 7% in the three months ended December 31, 2022 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% at December 31, 2022 as compared to September 30, 2022. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2022 was $2,000, a $27,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $25,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three months ended December 31, 2022 and 2021 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2022	2021	$	%
Natural Gas (Mcf)*	$4.25	$4.08	$0.17	4%
Oil (Bbls)**	$72.32	$68.50	$3.82	6%
Natural gas liquids (Bbls)**	$44.01	$31.04	$12.97	42%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2022	2021	Units	%
Natural Gas (Mcf)*	300,000	205,000	95,000	46%
Oil (Bbls)**	48,000	39,000	9,000	23%
Natural gas liquids (Bbls)**	10,000	13,000	(3,000)	(23%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $1,986,000 of operating profit before general and administrative expenses in the three months ended December 31, 2022, an increase in operating results of $418,000 as compared to a $1,568,000 operating profit during the same period of the prior year.
Oil and natural gas segment revenues and operating expenses increased $1,306,000 (33%) and $528,000 (28%) for the three months ended December 31, 2022, respectively, as compared to the same period in the prior year, primarily due to 6% and 42% increases in oil and natural gas liquid prices, respectively, and 46% and 23% increases in natural gas and oil net production, respectively. The increase in production was primarily due to the additional working interests acquired and wells drilled in the Twining area in fiscal 2022 and was partially offset by a decrease in production from wells in Oklahoma in the current year period as compared to the prior year period.

Our Oklahoma operations generated $517,000 (10%) of our oil and natural gas segment revenues for the three months ended December 31, 2022 as compared to $964,000 (25%) of our oil and natural gas segment revenues for the three months ended December 31, 2021.

Oil and natural gas segment depletion increased $360,000 (83%) for the three months ended December 31, 2022, as compared to the prior year period, primarily due to increases in the depletion rate for Canadian properties and also new production from those properties, both of which were the result of the drilling of new wells, acquisition of additional working interests, and facilities expansion and upgrade costs, all in the Twining area. The increase in oil and natural gas depletion was partially offset by a decrease in depletion for Oklahoma properties due to the decrease in production from wells in Oklahoma in the current year period as compared to the prior year period.

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

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2022	2021
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$265,000	$600,000
Fees - included in general and administrative expenses	(32,000)	(73,000)
Sale of interest in leasehold land, net of fees paid	$233,000	$527,000

During the three months ended December 31, 2022, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I. During the three months ended December 31, 2021, Barnwell received $600,000 in percentage of sales payments from KD I from the sale of three single-family lots within Increment I.

As of December 31, 2022, only one single-family lot of the 79 lots developed within Increment I remained to be sold and it is not expected to be sold in the Company's fiscal 2023. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract drilling

Contract drilling revenues and contract drilling costs increased $1,072,000 (122%) and $877,000 (89%), respectively, for the three months ended December 31, 2022, as compared to the same period in the prior year. The contract drilling segment generated a $48,000 operating profit before general and administrative expenses in the three months ended December 31, 2022, an increase in operating results of $199,000 as compared to a $151,000 operating loss during the same period of the prior year. The increase in contract drilling revenues and contract drilling costs for the three months ended December 31, 2022 as compared to the same period in the prior year is due to work performed on higher value water well drilling contracts in the current year period as compared to the prior year period and due to a higher amount of revenues and expenses recognized from previously uninstalled materials during the current year period.

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of December 31, 2022 for any further costs related to this contract as there is no related probable or estimable contingent liability.

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

General and administrative expenses

General and administrative expenses increased $419,000 (23%) for the three months ended December 31, 2022, as compared to the same period in the prior year. The increase was primarily due to an increase in professional fees in the current year period as compared to the same period in the prior year, partially offset by a $138,000 decrease in share-based compensation expense in the current year period as compared to the prior year period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $357,000 (74%) for the three months ended December 31, 2022, as compared to the same period in the prior year, primarily due to increases in the depletion rate for Canadian properties and also new production from those properties, partially offset by a decrease in depletion for Oklahoma properties as discussed in the “Oil and natural gas” section above.

Foreign currency gain

Foreign currency gain was $78,000 during the three months ended December 31, 2022, as compared to none during the three months ended December 31, 2021, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the weakening of the U.S. dollar against the Canadian dollar. The foreign currency gain from intercompany balances was included in our condensed consolidated net earnings as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Gain on sale of assets

In October 2022, the Company completed the sale of a contract drilling segment drilling rig to an independent third part for proceeds of $551,000, net of related costs. The drilling rig was fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $551,000 gain during the three months ended December 31, 2022.

Equity in income of affiliates

Barnwell recognized equity in income of affiliates of $538,000 during the three months ended December 31, 2022, as compared to $1,207,000 during the three months ended December 31, 2021. The decrease was primarily due to the Kukio Resort Land Development Partnerships' sale of one lot during the current year period as compared to three lot sales in the prior year period. The Kukio Resort Land Development Partnerships' have only one lot to sell in Increment I and we are not anticipating any more lot sales in fiscal 2023.

During the three months ended December 31, 2022, Barnwell received cash distributions of $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000, after distributing $60,000 to non-controlling interests. During the three months ended December 31, 2021, Barnwell received cash distributions $1,207,000 from from the Kukio Resort Land Development Partnerships resulting in a net amount of $1,075,000, after distributing $132,000 to non-controlling interests.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the three months ended December 31, 2022 was equivalent to the $538,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $1,198,000 at December 31, 2022 and $958,000 at September 30, 2022.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2022, after adjusting earnings before income taxes for non-controlling interests, was 7%, as compared to an effective income tax rate of 9% for the three months ended December 31, 2021.

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

Net earnings attributable to non-controlling interests for the three months ended December 31, 2022 totaled $120,000, as compared to net earnings attributable to non-controlling interests of $267,000 for the same period in the prior year. The decrease of $147,000 is primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenue received in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations and land investment segment proceeds. At December 31, 2022, Barnwell had $6,747,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $897,000 for the three months ended December 31, 2022, as compared to cash flows provided by operating activities of $909,000 for the same period in the prior year. This $12,000 change in operating cash flows was primarily due to a decrease in distributions from the Kukio Resort Land Development Partnerships, which was partially offset by higher operating results for the oil and natural gas segment in the current year period as compared to the prior year period, and fluctuations in working capital.

Cash flows used in investing activities totaled $6,891,000 during the three months ended December 31, 2022, as compared to cash flows provided by investing activities of $194,000 during the same period of the prior year. This $7,085,000 change in investing cash flows was primarily due to an increase of $3,168,000 in cash paid for oil and natural gas capital expenditures, an increase of $3,464,000 in advances to operators for capital expenditures, and a decrease of $687,000 in proceeds from the sale of assets in the current year period as compared to same period in the prior year.

Cash flows used in financing activities totaled $108,000 during the three months ended December 31, 2022, as compared to cash flows used in financing activities of $251,000 for the same period in the prior year. The $143,000 change in financing cash flows was due to a decrease in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividend

In December 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on January 11, 2023 to stockholders of record on December 27, 2022. No dividends were declared or paid during the three months ended December 31, 2021.

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($44,000) under the program. In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.7% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000. The current loan balance of $44,000 is included in “Other current liabilities” in the Company's Condensed Consolidated Balance sheet at December 31, 2022.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, advances to operators, and excluding additions and revisions to estimated asset retirement obligations, totaled $5,928,000 for the three months ended December 31, 2022 of which $5,354,000 was for a new Texas investment and $574,000 was primarily for the completion and equipping of Canadian wells and facilities at Twining, as compared to $2,870,000, essentially all in Canada, for the same period in the prior year.

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. In connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in the planned drilling of two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and made a pre-payment of $4,293,000 to pay its share of the estimated costs to drill, complete and equip the wells. As of December 31, 2022, the total costs incurred for these two oil wells was $829,000 and thus, the remaining prepaid balance of $3,464,000 was recorded as “Advances to operators for capital expenditures” on the Company's Condensed Consolidated Balance sheet.

In fiscal 2022, the Company participated in the drilling of one operated and two non-operated for a total of three gross (1.6 net) wells in the Twining area of Alberta, Canada and the capital expenditures incurred for the drilling these wells in the three months ended December 31, 2021 totaled approximately $2,350,000.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2023 will range from $9,000,000 to $10,00,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties Acquisitions

There were no oil and gas working interest acquisitions during the three months ended December 31, 2022. In the quarter ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2022, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2022 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange

Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 13, 2023	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)