Form 10-Q
period 2023-06-30
BARNWELL INDUSTRIES INC
filed 2023-08-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
or
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

As of August 4, 2023 there were 9,990,778 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,572,000	$12,804,000
Accounts and other receivables, net of allowance for doubtful accounts of: $250,000 at June 30, 2023; $231,000 at September 30, 2022	3,286,000	4,361,000
Income taxes receivable	51,000	—
Other current assets	3,238,000	2,932,000
Total current assets	9,147,000	20,097,000
Asset for retirement benefits	3,581,000	3,385,000
Operating lease right-of-use assets	75,000	132,000
Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	81,102,000	67,883,000
Drilling rigs and other property and equipment	7,236,000	6,923,000
Total property and equipment	88,338,000	74,806,000
Accumulated depletion, impairment, depreciation, and amortization	(66,006,000)	(61,205,000)
Total property and equipment, net	22,332,000	13,601,000
Total assets	$35,135,000	$37,215,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,408,000	$1,462,000
Accrued capital expenditures	1,699,000	1,655,000
Accrued compensation	616,000	999,000
Accrued operating and other expenses	1,672,000	1,576,000
Current portion of asset retirement obligation	1,607,000	1,327,000
Other current liabilities	564,000	1,908,000
Total current liabilities	7,566,000	8,927,000
Long-term debt	—	44,000
Operating lease liabilities	58,000	117,000
Liability for retirement benefits	1,713,000	1,649,000
Asset retirement obligation	7,641,000	7,129,000
Deferred income tax liabilities	89,000	188,000
Total liabilities	17,067,000	18,054,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,158,678 issued at June 30, 2023; 10,124,587 issued at September 30, 2022	5,079,000	5,062,000
Additional paid-in capital	7,602,000	7,351,000
Retained earnings	6,406,000	7,720,000
Accumulated other comprehensive income, net	1,251,000	1,294,000
Treasury stock, at cost: 167,900 shares at June 30, 2023 and September 30, 2022	(2,286,000)	(2,286,000)
Total stockholders’ equity	18,052,000	19,141,000
Non-controlling interests	16,000	20,000
Total equity	18,068,000	19,161,000
Total liabilities and equity	$35,135,000	$37,215,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Revenues:
Oil and natural gas	$4,503,000	$7,292,000	$13,415,000	$16,345,000
Contract drilling	1,134,000	736,000	4,583,000	2,430,000
Sale of interest in leasehold land	—	—	265,000	1,295,000
Gas processing and other	38,000	—	162,000	91,000
	5,675,000	8,028,000	18,425,000	20,161,000
Costs and expenses:
Oil and natural gas operating	3,006,000	2,397,000	7,717,000	6,439,000
Contract drilling operating	1,082,000	872,000	4,340,000	2,770,000
General and administrative	1,328,000	1,713,000	5,627,000	5,784,000
Depletion, depreciation, and amortization	1,257,000	814,000	2,858,000	1,915,000
Interest expense	1,000	1,000	1,000	1,000
Foreign currency gain	(121,000)	—	(201,000)	—
Gain on sale of assets	—	—	(551,000)	—
	6,553,000	5,797,000	19,791,000	16,909,000
(Loss) earnings before equity in income of affiliates and income taxes	(878,000)	2,231,000	(1,366,000)	3,252,000
Equity in income of affiliates	—	433,000	538,000	3,400,000
(Loss) earnings before income taxes	(878,000)	2,664,000	(828,000)	6,652,000
Income tax (benefit) provision	(163,000)	75,000	(87,000)	325,000
Net (loss) earnings	(715,000)	2,589,000	(741,000)	6,327,000
Less: Net earnings attributable to non-controlling interests	2,000	58,000	124,000	671,000
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(717,000)	$2,531,000	$(865,000)	$5,656,000
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.07)	$0.25	$(0.09)	$0.59
Weighted-average number of common shares outstanding:
Basic and diluted	9,975,044	9,956,687	9,962,806	9,657,532

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net (loss) earnings	$(715,000)	$2,589,000	$(741,000)	$6,327,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	15,000	(108,000)	17,000	(121,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	(20,000)	—	(60,000)	—
Total other comprehensive loss	(5,000)	(108,000)	(43,000)	(121,000)
Total comprehensive (loss) income	(720,000)	2,481,000	(784,000)	6,206,000
Less: Comprehensive income attributable to non-controlling interests	(2,000)	(58,000)	(124,000)	(671,000)
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(722,000)	$2,423,000	$(908,000)	$5,535,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2023 and 2022
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2022	9,956,687	$5,062,000	$7,121,000	$5,481,000	$19,000	$(2,286,000)	$64,000	$15,461,000
Net earnings	—	—	—	2,531,000	—	—	58,000	2,589,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(108,000)	—	—	(108,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(72,000)	(72,000)
Share-based compensation	—	—	114,000	—	—	—	—	114,000
Balance at June 30, 2022	9,956,687	$5,062,000	$7,235,000	$8,012,000	$(89,000)	$(2,286,000)	$50,000	$17,984,000

Balance at March 31, 2023	9,956,687	$5,062,000	$7,541,000	$7,273,000	$1,256,000	$(2,286,000)	$18,000	$18,864,000
Net (loss) earnings	—	—	—	(717,000)	—	—	2,000	(715,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	15,000	—	—	15,000
Distributions to non-controlling interests	—	—	—	—	—	—	(4,000)	(4,000)
Share-based compensation	—	—	(12,000)	—	—	—	—	(12,000)
Issuance of common stock for services	34,091	17,000	73,000	—	—	—	—	90,000
Dividends declared, $0.015 per share	—	—	—	(150,000)	—	—	—	(150,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(20,000)	—	—	(20,000)
Balance at June 30, 2023	9,990,778	$5,079,000	$7,602,000	$6,406,000	$1,251,000	$(2,286,000)	$16,000	$18,068,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2023 and 2022
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000
Net earnings	—	—	—	5,656,000	—	—	671,000	6,327,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(121,000)	—	—	(121,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(629,000)	(629,000)
Share-based compensation	—	—	541,000	—	—	—	—	541,000
Issuance of common stock for services	1,595	—	3,000	—	—	—	—	3,000
Issuance of common stock, net of costs	509,467	255,000	2,101,000	—	—	—	—	2,356,000
Balance at June 30, 2022	9,956,687	$5,062,000	$7,235,000	$8,012,000	$(89,000)	$(2,286,000)	$50,000	$17,984,000

Balance at September 30, 2022	9,956,687	$5,062,000	$7,351,000	$7,720,000	$1,294,000	$(2,286,000)	$20,000	$19,161,000
Net (loss) earnings	—	—	—	(865,000)	—	—	124,000	(741,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	17,000	—	—	17,000
Distributions to non-controlling interests	—	—	—	—	—	—	(128,000)	(128,000)
Share-based compensation	—	—	178,000	—	—	—	—	178,000
Issuance of common stock for services	34,091	17,000	73,000	—	—	—	—	90,000
Dividends declared, $0.045 per share	—	—	—	(449,000)	—	—	—	(449,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(60,000)	—	—	(60,000)
Balance at June 30, 2023	9,990,778	$5,079,000	$7,602,000	$6,406,000	$1,251,000	$(2,286,000)	$16,000	$18,068,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(741,000)	$6,327,000
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Equity in income of affiliates	(538,000)	(3,400,000)
Depletion, depreciation, and amortization	2,858,000	1,915,000
Gain on sale of assets	(551,000)	—
Sale of interest in leasehold land, net of fees paid	(233,000)	(1,137,000)
Distributions of income from equity investees	319,000	3,170,000
Retirement benefits income	(189,000)	(204,000)
Non-cash rent income	(19,000)	(1,000)
Accretion of asset retirement obligation	596,000	562,000
Deferred income tax benefit	(99,000)	(53,000)
Asset retirement obligation payments	(896,000)	(780,000)
Share-based compensation expense	178,000	541,000
Common stock issued for services	90,000	3,000
Retirement plan contributions and payments	(2,000)	(2,000)
Bad debt expense (recovery)	18,000	(27,000)
Foreign currency gain	(201,000)	—
Decrease from changes in current assets and liabilities	(433,000)	(1,245,000)
Net cash provided by operating activities	157,000	5,669,000
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	219,000	230,000
Proceeds from sale of interest in leasehold land, net of fees paid	233,000	1,137,000
Proceeds from the sale of contract drilling assets	—	687,000
Payments to acquire oil and natural gas properties	—	(1,563,000)
Capital expenditures - oil and natural gas	(10,022,000)	(6,541,000)
Capital expenditures - all other	(305,000)	(13,000)
Net cash used in investing activities	(9,875,000)	(6,063,000)
Cash flows from financing activities:
Distributions to non-controlling interests	(128,000)	(629,000)
Payment of dividends	(449,000)	—
Proceeds from issuance of stock, net of costs	—	2,356,000
Net cash (used in) provided by financing activities	(577,000)	1,727,000
Effect of exchange rate changes on cash and cash equivalents	63,000	(38,000)
Net (decrease) increase in cash and cash equivalents	(10,232,000)	1,295,000
Cash and cash equivalents at beginning of period	12,804,000	11,279,000
Cash and cash equivalents at end of period	$2,572,000	$12,574,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments, with the exception of an out-of-period adjustment for the nine months ended June 30, 2023 as described below) necessary to present fairly the financial position at June 30, 2023, results of operations, comprehensive (loss) income, and equity for the three and nine months ended June 30, 2023 and 2022, and cash flows for the nine months ended June 30, 2023 and 2022, have been made. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

Out-of-Period Adjustment

During the three months ended December 31, 2022, errors were identified related to estimates of accrued oil and natural gas sales and accrued professional fees for the year ended September 30, 2022. Accordingly, the Company recorded out-of-period adjustments in the three months ended December 31,

2022 for the rollover effect of those differences which were immaterial to the results of that quarter. For the nine months ended June 30, 2023, the rollover effect of those out-of-period adjustments both decreased oil and natural gas revenues and increased general and administrative expenses by a total of $147,000, which accordingly increased our net loss before income taxes and net loss for the nine months ended June 30, 2023 by the same amount. In addition, during the three months ended June 30, 2023, an error was identified that resulted from actual state income taxes in our fiscal 2022 state tax returns being $106,000 lower than the amounts recorded as fiscal 2022 state income taxes in our income tax provision at September 30, 2022. The net effect of all of the out-of-period adjustments above amounted to a $41,000 increase in our net loss for the nine months ended June 30, 2023. The net earnings per basic and diluted share attributable to Barnwell stockholders would have been $0.01 lower for the year ended September 30, 2022 and the net loss per basic and diluted share attributable to Barnwell stockholders would have been $0.01 lower for the nine months ended June 30, 2023 had the amounts been reflected in the periods to which they relate. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB 108, management believes these out-of-period correcting adjustments were not material to the Company’s results for the nine months ended June 30, 2023 or the Company’s trend of operating results. We evaluated the impact of these out-of-period adjustments on the results of our previously issued financial statements for the year ended September 30, 2022, first quarter ended December 31, 2022, and third quarter ended June 30, 2023 and concluded that the impact was not material as well.

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

Share-based Compensation

Share-based compensation cost for Barnwell’s equity-classified stock options and restricted stock units is measured at fair value and is recognized as an expense over the requisite service period. For stock options, Barnwell utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. If the Company does not have sufficient historical data regarding employee exercise behavior, the “simplified method” as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment is utilized to estimate the expected terms of the options. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Expected dividends are based on historical dividend payments. For restricted stock units, Barnwell utilizes the closing market price of the Company’s common stock on the day prior to the date of grant reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite service period (as these awards are not entitled to receive dividends until vested) to determine the fair value of each restricted stock unit award. The Company's policy is to recognize forfeitures as they occur.

2.    (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities, which consist of outstanding stock options and nonvested restricted stock units. Potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share if their effect is anti-dilutive.

For the three months ended June 30, 2023, options to purchase 493,022 shares of common stock and 37,312 restricted stock units were excluded from the computation of diluted shares as their inclusion would have been anti-dilutive. For the nine months ended June 30, 2023, options to purchase 574,341 shares of common stock and 12,301 restricted stock units were excluded from the computation of diluted shares as their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2022, options to purchase 615,000 shares of common stock were excluded from the computation of diluted shares as their inclusion would have been anti-dilutive.

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations are detailed in the following tables:

	Three months ended June 30, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(717,000)	9,975,044	$(0.07)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted net loss per share	$(717,000)	9,975,044	$(0.07)

	Nine months ended June 30, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(865,000)	9,962,806	$(0.09)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted net loss per share	$(865,000)	9,962,806	$(0.09)

	Three months ended June 30, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$2,531,000	9,956,687	$0.25
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$2,531,000	9,956,687	$0.25

	Nine months ended June 30, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$5,656,000	9,657,532	$0.59
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$5,656,000	9,657,532	$0.59

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

The partnerships derive income from the sale of residential parcels in Increment I, of which only one lot remains to be sold as of June 30, 2023, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

Increment II is not yet under development, and there is no assurance that development of such acreage will occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three months ended June 30, 2023. During the three months ended June 30, 2022, Barnwell received cash distributions of $433,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $385,000 after distributing $48,000 to non-controlling interests. During the nine months ended June 30, 2023, Barnwell received cash distributions of $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000, after distributing $60,000 to non-controlling interests. During the nine months ended June 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $3,028,000 after distributing $372,000 to non-controlling interests.

Equity in income of affiliates was nil and $538,000 for the three and nine months ended June 30, 2023, respectively, as compared to equity in income of affiliates of $433,000 and $3,400,000 for the three and nine months ended June 30, 2022, respectively.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2023	2022
Revenue	$2,703,000	$4,574,000
Gross profit	$1,694,000	$3,004,000
Net earnings	$951,000	$2,209,000

	Nine months ended June 30,
	2023	2022
Revenue	$7,699,000	$23,492,000
Gross profit	$4,854,000	$16,151,000
Net earnings	$2,176,000	$13,845,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the nine months ended June 30, 2023 was equivalent to the $538,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $993,000 at June 30, 2023 and $958,000 at September 30, 2022.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 17).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. One single-family lot was sold during the nine months ended June 30, 2023 and one single-family lot, of the 79 lots developed within Increment I, remained to be sold as of June 30, 2023.

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$265,000	$1,295,000
Fees - included in general and administrative expenses	—	—	(32,000)	(158,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$233,000	$1,137,000

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

	June 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$87,000	$623,000
Accounts and other receivables	228,000	606,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	566,000	655,000
Total assets	$881,000	$1,884,000

LIABILITIES
Accounts payable	$3,000	$15,000
Accrued operating and other expenses	13,000	26,000
Total liabilities	$16,000	$41,000

5.    ASSET HELD FOR SALE

In September 2022, the Company entered into a purchase and sale agreement with an independent third party for the sale of a contract drilling segment drilling rig and received a payment of $551,000, net of related costs. At September 30, 2022, the legal title for the drilling rig had not yet transferred to the buyer and therefore, the Company did not record a sale during the year ended September 30, 2022. The proceeds received from the buyer was recognized as a deposit and recorded in “Other Current Liabilities” on the Company's Consolidated Balance Sheet at September 30, 2022. No amount was recorded as assets held for sale at September 30, 2022 as the drilling rig was fully depreciated and therefore had a net book value of zero. In October 2022, the legal title for the drilling rig was transferred to the buyer and as a result, the Company recognized a $551,000 gain on the sale of the drilling rig during the nine months ended June 30, 2023.

6.    OIL AND NATURAL GAS PROPERTIES

Fiscal 2023 Investments and Acquisitions

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. In connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and has paid $4,293,000 for its share of the costs to drill, complete and equip the wells through the nine months ended June 30, 2023. The two Texas wells began producing in late April 2023. Additionally, in connection with the entry into this agreement, the Company is obligated to pay a broker’s fee of 5.0% of the capital invested under this arrangement to Four Pines Exploration LLC - Exploration - Series 1 (“Four Pines”). Four Pines is controlled by Mr. Colin O’Farrell who is an affiliate of Teton Barnwell (see Note 17 for additional details). As of June 30, 2023, the Company has paid $255,000 in broker fees to Four Pines related to this arrangement.

Fiscal 2022 Acquisitions

In the quarter ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.

In the quarter ended March 31, 2022, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for consideration of $1,246,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. Barnwell also assumed $1,500,000 in asset retirement obligations associated with the acquisition.

7.    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees and a noncontributory Supplemental Executive Retirement Plan (“SERP”), which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan.

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended June 30,
	2023	2022	2023	2022
Interest cost	$102,000	$73,000	$22,000	$15,000
Expected return on plan assets	(167,000)	(156,000)	—	—
Amortization of net actuarial gain	—	—	(20,000)	—
Net periodic benefit (income) cost	$(65,000)	$(83,000)	$2,000	$15,000

	Pension Plan		SERP
	Nine months ended June 30,
	2023	2022	2023	2022
Interest cost	$305,000	$218,000	$66,000	$45,000
Expected return on plan assets	(500,000)	(467,000)	—	—
Amortization of net actuarial gain	—	—	(60,000)	—
Net periodic benefit (income) cost	$(195,000)	$(249,000)	$6,000	$45,000

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

8.    INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting the (loss) earnings for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
United States	$(477,000)	$(271,000)	$(1,734,000)	$1,637,000
Canada	(403,000)	2,877,000	782,000	4,344,000
	$(880,000)	$2,606,000	$(952,000)	$5,981,000

The components of the income tax (benefit) provision are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Current	$(121,000)	$126,000	$12,000	$378,000
Deferred	(42,000)	(51,000)	(99,000)	(53,000)
	$(163,000)	$75,000	$(87,000)	$325,000

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma. As such, Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes. Consolidated taxes also include the impacts of favorable state jurisdiction provision to tax return true-ups. In addition, net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company's continuing full valuation allowance, are estimated to be partially utilized in the Canadian tax jurisdiction in the current year periods as the recognized benefit is now considered more likely to occur than not.

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and nine months ended June 30, 2023 and 2022.

	Three months ended June 30, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,423,000	$—	$—	$—	$3,423,000
Natural gas	622,000	—	—	—	622,000
Natural gas liquids	458,000	—	—	—	458,000
Drilling and pump	—	1,134,000	—	—	1,134,000
Other	—	—	—	13,000	13,000
Total revenues before interest income	$4,503,000	$1,134,000	$—	$13,000	$5,650,000
Geographical regions:
United States	$869,000	$1,134,000	$—	$1,000	$2,004,000
Canada	3,634,000	—	—	12,000	3,646,000
Total revenues before interest income	$4,503,000	$1,134,000	$—	$13,000	$5,650,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,503,000	$—	$—	$13,000	$4,516,000
Services transferred over time	—	1,134,000	—	—	1,134,000
Total revenues before interest income	$4,503,000	$1,134,000	$—	$13,000	$5,650,000

	Three months ended June 30, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$4,951,000	$—	$—	$—	$4,951,000
Natural gas	1,652,000	—	—	—	1,652,000
Natural gas liquids	689,000	—	—	—	689,000
Drilling and pump	—	736,000	—	—	736,000
Total revenues before interest income	$7,292,000	$736,000	$—	$—	$8,028,000
Geographical regions:
United States	$840,000	$736,000	$—	$—	$1,576,000
Canada	6,452,000	—	—	—	6,452,000
Total revenues before interest income	$7,292,000	$736,000	$—	$—	$8,028,000
Timing of revenue recognition:
Goods transferred at a point in time	$7,292,000	$—	$—	$—	$7,292,000
Services transferred over time	—	736,000	—	—	736,000
Total revenues before interest income	$7,292,000	$736,000	$—	$—	$8,028,000

	Nine months ended June 30, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$9,696,000	$—	$—	$—	$9,696,000
Natural gas	2,540,000	—	—	—	2,540,000
Natural gas liquids	1,179,000	—	—	—	1,179,000
Drilling and pump	—	4,583,000	—	—	4,583,000
Contingent residual payments	—	—	265,000	—	265,000
Other	—	—	—	85,000	85,000
Total revenues before interest income	$13,415,000	$4,583,000	$265,000	$85,000	$18,348,000
Geographical regions:
United States	$1,695,000	$4,583,000	$265,000	$9,000	$6,552,000
Canada	11,720,000	—	—	76,000	11,796,000
Total revenues before interest income	$13,415,000	$4,583,000	$265,000	$85,000	$18,348,000
Timing of revenue recognition:
Goods transferred at a point in time	$13,415,000	$—	$265,000	$85,000	$13,765,000
Services transferred over time	—	4,583,000	—	—	4,583,000
Total revenues before interest income	$13,415,000	$4,583,000	$265,000	$85,000	$18,348,000

	Nine months ended June 30, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$11,276,000	$—	$—	$—	$11,276,000
Natural gas	3,360,000	—	—	—	3,360,000
Natural gas liquids	1,709,000	—	—	—	1,709,000
Drilling and pump	—	2,430,000	—	—	2,430,000
Contingent residual payments	—	—	1,295,000	—	1,295,000
Other	—	—	—	89,000	89,000
Total revenues before interest income	$16,345,000	$2,430,000	$1,295,000	$89,000	$20,159,000
Geographical regions:
United States	$2,796,000	$2,430,000	$1,295,000	$4,000	$6,525,000
Canada	13,549,000	—	—	85,000	13,634,000
Total revenues before interest income	$16,345,000	$2,430,000	$1,295,000	$89,000	$20,159,000
Timing of revenue recognition:
Goods transferred at a point in time	$16,345,000	$—	$1,295,000	$89,000	$17,729,000
Services transferred over time	—	2,430,000	—	—	2,430,000
Total revenues before interest income	$16,345,000	$2,430,000	$1,295,000	$89,000	$20,159,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2023	September 30, 2022
Accounts receivables from contracts with customers	$2,938,000	$4,038,000
Contract assets	939,000	580,000
Contract liabilities	305,000	1,087,000

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

    When the Company receives consideration or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of June 30, 2023 and September 30, 2022, the Company had $305,000 and $1,087,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

    During the nine months ended June 30, 2023 and 2022, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $1,012,000 and $342,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At June 30, 2023, the Company had five contract drilling jobs with original expected durations of greater than one year. For these contracts, 100% of the remaining performance obligation of $4,052,000 is expected to be recognized in the next twelve months.

Contract Fulfillment Costs

    Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of June 30, 2023 and September 30, 2022, the Company had $581,000 and $689,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and nine months ended June 30, 2023 and 2022, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and nine months ended June 30, 2023 and 2022.

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

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Revenues:
Oil and natural gas	$4,503,000	$7,292,000	$13,415,000	$16,345,000
Contract drilling	1,134,000	736,000	4,583,000	2,430,000
Land investment	—	—	265,000	1,295,000
Other	13,000	—	85,000	89,000
Total before interest income	5,650,000	8,028,000	18,348,000	20,159,000
Interest income	25,000	—	77,000	2,000
Total revenues	$5,675,000	$8,028,000	$18,425,000	$20,161,000
Depletion, depreciation, and amortization:
Oil and natural gas	$1,210,000	$772,000	$2,724,000	$1,785,000
Contract drilling	47,000	41,000	133,000	129,000
Other	—	1,000	1,000	1,000
Total depletion, depreciation, and amortization	$1,257,000	$814,000	$2,858,000	$1,915,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$287,000	$4,123,000	$2,974,000	$8,121,000
Contract drilling	5,000	(177,000)	110,000	(469,000)
Land investment	—	—	265,000	1,295,000
Other	13,000	(1,000)	84,000	88,000
Gain on sale of assets	—	—	551,000	—
Total operating profit	305,000	3,945,000	3,984,000	9,035,000
Equity in income of affiliates:
Land investment	—	433,000	538,000	3,400,000
General and administrative expenses	(1,328,000)	(1,713,000)	(5,627,000)	(5,784,000)
Foreign currency gain	121,000	—	201,000	—
Interest expense	(1,000)	(1,000)	(1,000)	(1,000)
Interest income	25,000	—	77,000	2,000
(Loss) earnings before income taxes	$(878,000)	$2,664,000	$(828,000)	$6,652,000

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Foreign currency translation:
Beginning accumulated foreign currency translation	$224,000	$249,000	$222,000	$262,000
Change in cumulative translation adjustment before reclassifications	15,000	(108,000)	17,000	(121,000)
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	15,000	(108,000)	17,000	(121,000)
Ending accumulated foreign currency translation	239,000	141,000	239,000	141,000
Retirement plans:
Beginning accumulated retirement plans benefit income (cost)	1,032,000	(230,000)	1,072,000	(230,000)
Amortization of net actuarial gain	(20,000)	—	(60,000)	—
Income taxes	—	—	—	—
Net current period other comprehensive loss	(20,000)	—	(60,000)	—
Ending accumulated retirement plans benefit income (cost)	1,012,000	(230,000)	1,012,000	(230,000)
Accumulated other comprehensive income (loss), net of taxes	$1,251,000	$(89,000)	$1,251,000	$(89,000)

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

13.                           DEBT

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($45,000) under the program. In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.7% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000. The current loan balance of $45,000 is included in “Other current liabilities” in the Company's Condensed Consolidated Balance sheet at June 30, 2023.

14.                                   STOCKHOLDERS' EQUITY

Restricted Stock Units

On June 9, 2023, the Board of Directors of the Company granted a total of 37,312 restricted stock units to the independent directors of the Board as partial payment of fiscal 2023 director fees for their service as members of the Board from the period of April 1, 2023 to September 30, 2023. The restricted stock units vest and become nonforfeitable on September 30, 2023.

The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2022 through June 30, 2023:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2022	—	$—
Granted	37,312	2.65
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2023	37,312	$2.65

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three and nine months ended June 30, 2023, the Company recognized share-based compensation expense related to restricted stock units of $49,000. There was no share-based compensation expense related to restricted stock units recognized during the three and nine months ended June 30, 2022. As of June 30, 2023, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $50,000, which is expected to be recognized over the weighted-average remaining requisite service period of 0.3 years.

Stock Options

In the the quarter ended June 30, 2023, 100,000 shares of vested stock options expired and 50,000 shares of outstanding stock options were forfeited prior to the option’s vesting date. The Company's policy is to recognize forfeitures as they occur. Thus, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture. Accordingly, as a result of the forfeited stock options, the Company recorded a share-based compensation benefit of $96,000 during the three and nine months ended June 30, 2023.

Common Stock Issued for Services

In May 2023, the Company issued a total of 34,091 shares of Barnwell common stock to certain independent directors for their services on behalf of the Company and the Board of Directors pertaining to the negotiations of the Cooperation Agreement and the settlement of the potential proxy contest (see Note 17 for additional details). The total value of the shares issued was $90,000 which was valued using the closing price of Barnwell's common stock on May 11, 2023, the date of grant.

Cash Dividends

In December 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on January 11, 2023 to stockholders of record on December 27, 2022.

In February 2023, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on March 13, 2023 to stockholders of record on February 23, 2023.

In May 2023, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on June 12, 2023 to stockholders of record on May 25, 2023.

No dividends were declared or paid during the nine months ended June 30, 2022.

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of June 30, 2023 for any further costs related to this contract as there is no related probable or estimable contingent liability.

16.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid, net	$100,000	$352,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $6,000 during the nine months ended June 30, 2023 and increased $812,000 during the nine months ended June 30, 2022. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $789,000 and $2,476,000 during the nine months ended June 30, 2023 and 2022, respectively.

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

During the nine months ended June 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD 1 from the sale of one single-family lot within Increment I. During the nine months ended June 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD 1 from the sale of six single-family lots within Increment I.

Mr. Colin R. O'Farrell, formerly a member of the Board of Directors of the Company from July 7, 2021 to March 7, 2022, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. In February 2021, Gros Ventre and BOK, a wholly-owned subsidiary of Barnwell, entered into the Teton Operating Agreement of Teton Barnwell, an entity formed for the purpose of directly investing in oil and natural gas exploration and development in Oklahoma. Under the terms of the Teton Operating Agreement, Gros Ventre makes no capital contributions and receives 2% of the profits of Teton Barnwell. Additionally, as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. Furthermore, as discussed above, Mr. O'Farrell controls Four Pines, which, as of June 30, 2023, was paid $255,000 in broker fees in connection with the oil and natural gas investment discussed in Note 6.

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

Pursuant to the terms of the Cooperation Agreement, among other things, the Company agreed to promptly appoint Joshua S. Horowitz and Laurance Narbut, effective February 9, 2023, to serve on the Board. In addition, the Company agreed to nominate a five-person board comprised of Mr. Kinzler, Kenneth Grossman, Douglas Woodrum, and Messrs. Horowitz and Narbut as candidates for election to the Board at the 2023 Annual Meeting and the 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and Mr. Kinzler and the MRMP Stockholders agreed to vote their respective shares of common stock of the Company in favor of the election of the Company’s slate at the 2023 Annual Meeting and the 2024 Annual Meeting. Additionally, pursuant to the terms of the Cooperation Agreement, the Company terminated the previously adopted Tax Benefits Preservation Plan, although the MRMP Stockholders have agreed to limit their beneficial and economic ownership of the Company to 28% of the outstanding common stock of the Company for the next 12 months and 30% for the subsequent 12-month period. In exchange for this arrangement, the Company agreed to reimburse the MRMP Stockholders and Mr. Kinzler for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) in connection with the negotiation and execution of the Cooperation Agreement and the transactions contemplated hereby and the proposed nomination of directors at the 2023 Annual Meeting. In the nine months ended June 30, 2023, $190,000 and $149,000 in expenses were recorded for reimbursements to MRMP Stockholders and Mr. Kinzler, respectively, under the Cooperation Agreement.

In May 2023, the Company’s Board of Directors approved and ratified the payment of one-time special director fees to directors Messrs. Grossman and Woodrum for their services on behalf of the Company and the Board pertaining to the negotiations of the Cooperation Agreement and the settlement of the potential proxy contest. Mr. Grossman received a one-time special director fee of $100,000, which was paid in $40,000 cash and a stock grant of 22,728 shares of Barnwell common stock (valued at $60,000 using the closing price of Barnwell's common stock on May 11, 2023, the date of grant). Mr. Woodrum received a one-time special director fee of $50,000, which was paid in $20,000 cash and a stock grant of 11,363 shares of Barnwell common stock (valued at $30,000 using the closing price of Barnwell's common stock on May 11, 2023, the date of grant).

18.                           SUBSEQUENT EVENTS

In August 2023, the Company's Board of Directors declared a cash dividend of $0.015 per share payable on September 11, 2023 to stockholders of record on August 24, 2023.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our 2022 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2023. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 79 single-family lots, of which one remained to be sold at June 30, 2023.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended June 30, 2023 totaled $717,000, a $3,248,000 decrease in operating results from net earnings of $2,531,000 for the three months ended June 30, 2022. The following factors affected the results of operations for the three months ended June 30, 2023 as compared to the prior year period:

•A $3,836,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to significant decreases in natural gas, oil, and natural gas liquid prices, partially offset by an increase in production in the current period as compared to the same period in the prior year from new wells drilled in Texas and in the Twining area;

•A $182,000 improvement in contract drilling segment operating results, before income taxes, due to work performed on higher value water well drilling contracts in the current year period as compared to the prior year period; and

•General and administrative expenses decreased $385,000, primarily due to a reduction in accrued bonus expense and decreases in share-based compensation and professional fees in the current year period as compared to the same period in the prior year.

The net loss attributable to Barnwell for the nine months ended June 30, 2023 totaled $865,000, a $6,521,000 decrease in operating results from a net earnings of $5,656,000 for the nine months ended June 30, 2022. The following factors affected the results of operations for the nine months ended June 30, 2023 as compared to the prior year period:
•A $5,147,000 decrease in oil and natural gas segment operating results, before income taxes, due to significant decreases in natural gas, oil, and natural gas liquid prices and a decrease in the net production from wells in Oklahoma in the current year period as compared to the same period in the prior year. The decrease in operating results was partially offset by an increase in net production of oil and natural gas primarily due to the additional working interests acquired and wells drilled in the Twining area and from new wells drilled in Texas;

•Equity in income from affiliates decreased $2,862,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $1,030,000 due to the Kukio Resort Development Partnerships' sale of one lot in the current year period, whereas there were six lot sales in the prior year period;
•A $579,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from increased activity and an increase in the work performed on higher value water well drilling contracts in the current year period as compared to the prior year period;

•A $551,000 gain recognized in the current year period from the sale of a contract drilling segment drilling rig; and

•A $201,000 foreign currency gain recorded in the current year period due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the weakening of the U.S. dollar against the Canadian dollar.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 5% and 6% in the three and nine months ended June 30, 2023, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar increased 3% at June 30, 2023, as compared to September 30, 2022. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2023 was $15,000, a $123,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $108,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2023 was $17,000, a $138,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $121,000 for the same period in the prior year. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three and nine months ended June 30, 2023 and 2022 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2023	2022	$	%
Natural Gas (Mcf)*	$1.82	$6.40	$(4.58)	(72%)
Oil (Bbls)**	$65.96	$104.83	$(38.87)	(37%)
Natural gas liquids (Bbls)**	$28.63	$53.08	$(24.45)	(46%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2023	2022	$	%
Natural Gas (Mcf)*	$2.88	$4.91	$(2.03)	(41%)
Oil (Bbls)**	$67.68	$88.12	$(20.44)	(23%)
Natural gas liquids (Bbls)**	$34.66	$47.50	$(12.84)	(27%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2023	2022	Units	%
Natural Gas (Mcf)*	330,000	254,000	76,000	30%
Oil (Bbls)**	53,000	47,000	6,000	13%
Natural gas liquids (Bbls)**	16,000	13,000	3,000	23%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2023	2022	Units	%
Natural Gas (Mcf)*	857,000	674,000	183,000	27%
Oil (Bbls)**	144,000	128,000	16,000	13%
Natural gas liquids (Bbls)**	34,000	36,000	(2,000)	(6%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $287,000 operating profit before general and administrative expenses in the three months ended June 30, 2023, a decrease in operating results of $3,836,000 as compared to the $4,123,000 operating profit before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $2,974,000 operating profit before general and administrative expenses in the nine months ended June 30, 2023, a decrease in operating results of $5,147,000 as compared to the $8,121,000 operating profit before general and administrative expenses generated during the same period of the prior year.

The following table sets forth Barnwell’s oil and natural gas segment operating profits before general and administrative expenses by geographic location:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating profit (loss) (before general and administrative expenses)
Canada	$(71,000)	$3,481,000	$2,017,000	$6,015,000
Oklahoma	201,000	642,000	800,000	2,106,000
Texas	157,000	—	157,000	—
Total operating profit	$287,000	$4,123,000	$2,974,000	$8,121,000

Oil and natural gas revenues decreased $2,789,000 (38%) for the three months ended June 30, 2023, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil, and natural gas liquid prices, which decreased 72%, 37%, and 46%, respectively, as compared to the same period in the prior year. The decrease was partially offset by 13% and 30% increases in oil and natural gas production, respectively, as compared to the same period in the prior year. Oil and natural gas revenues decreased $2,930,000 (18%) for the nine months ended June 30, 2023, as compared to the same period in the prior year, primarily due to 41%, 23%, and 27% decreases in natural gas, oil, and natural gas liquid prices, respectively, and was partially offset by 13% and 27% increases in oil and natural gas production, respectively, as compared to the same period in the prior year. The increase in oil and natural gas production in the nine months of the current year was due to new wells drilled in the Twining area and from new wells drilled in Texas, partially offset by a decrease in production from the Oklahoma wells.

The two gross (0.3 net) non-operated wells drilled in Texas began producing in late April 2023 and the Company’s share of net production from these wells totaled 6,000 barrels of oil, 5,000 barrels of natural gas liquids, and 53,000 Mcf of natural gas for total revenues of $590,000 during the three and nine months ended June 30, 2023.

Our Oklahoma operations generated $279,000 (6%) and $1,105,000 (8%) of our oil and natural gas segment revenues for the three and nine months ended June 30, 2023, respectively, as compared to $840,000 (12%) and $2,796,000 (17%) of our oil and natural gas segment revenues for the three and nine months ended June 30, 2022, respectively.

Oil and natural gas operating expenses increased $609,000 (25%) and $1,278,000 (20%) for the three and nine months ended June 30, 2023, respectively, as compared to the same periods in the prior year, primarily due to costs associated with new production from wells drilled in the Twining area and from new wells drilled in Texas and was partially offset by a decrease in production from wells in Oklahoma in the current year periods as compared to the prior year periods.
Oil and natural gas segment depletion increased $438,000 (57%) and $939,000 (53%) for the three and nine months ended June 30, 2023, respectively, as compared to the same periods in the prior year. The increases were due to depletion attributable to production in Texas, whereas there was no such depletion in the prior year periods, and increases in the depletion rate for Canadian properties and also new production from those properties, both of which were the result of the drilling of new wells, acquisition of additional working interests, and facilities expansion and upgrade costs, all in the Twining area. The increases in oil and natural gas depletion was partially offset by decreases in depletion for Oklahoma properties due to the decrease in production from wells in Oklahoma in the current year periods as compared to the prior year periods.

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

No lots were sold during the three months ended June 30, 2023 and 2022. During the nine months ended June 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I. During the nine months ended June 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD 1 from the sale of six single-family lots within Increment I.

As of June 30, 2023, only one single-family lot of the 79 lots developed within Increment I remained to be sold and it is not expected to be sold in the Company's fiscal 2023. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract Drilling

Contract drilling revenues and contract drilling costs increased $398,000 (54%) and $210,000 (24%), respectively, for the three months ended June 30, 2023, as compared to the same period in the prior year. The contract drilling segment generated a $5,000 operating profit before general and administrative expenses in the three months ended June 30, 2023, an increase in operating results of $182,000 as compared to the $177,000 operating loss generated during the same period of the prior year. Contract drilling revenues and contract drilling costs increased $2,153,000 (89%) and $1,570,000 (57%), respectively, for the nine months ended June 30, 2023, as compared to the same period in the prior year. The contract drilling segment generated a $110,000 operating profit before general and administrative expenses in the nine months ended June 30, 2023, an increase in operating results of $579,000 as compared to the $469,000 operating loss generated during the same period of the prior year.

The increases in contract drilling revenues and contract drilling costs for the three and nine months ended June 30, 2023 as compared to the same periods in the prior year are due to a higher level of activity in the current year nine month period and work performed on higher value water well drilling contracts in the three and nine month current year periods as compared to the same periods in the prior year. Additionally, the increases in contract drilling revenues and contract drilling costs for the nine months ended June 30, 2023 was also due to a higher amount of revenues and expenses recognized from previously uninstalled materials during the current year period.

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of June 30, 2023 for any further costs related to this contract as there is no related probable or estimable contingent liability.

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

General and Administrative Expenses

General and administrative expenses decreased $385,000 (22%) for the three months ended June 30, 2023 as compared to the same period in the prior year. The decrease was due to decreases of $127,000 in share-based compensation expense, $98,000 in accrued bonus expense, and $129,000 in professional fees primarily related to legal services in the current year period as compared to the same period in the prior year.

General and administrative expenses decreased $157,000 (3%) for the nine months ended June 30, 2023 as compared to the same period in the prior year. The decrease was primarily due to decreases of $363,000 in share-based compensation expense, $92,000 in accrued bonus expense, $70,000 in compensation costs, and $126,000 in professional fees related to land investment segment proceeds in the current year period as compared to the same period in the prior year. The decrease in general and administrative expenses was partially offset by an increase of $492,000 in stockholders costs primarily attributed to the cooperation and support agreement and associated fees to certain directors, as discussed below, in the current year period as compared to the same period in the prior year.

In January 2023, the Company entered into a cooperation and support agreement (the “Cooperation Agreement”) with Alexander C. Kinzler, the Company’s CEO and President in his capacity as a stockholder, MRMP-Managers LLC, the Ned L. Sherwood Revocable Trust, NLS Advisory Group, Inc. and Ned L. Sherwood (collectively, the “MRMP Stockholders”), with respect to a potential proxy contest pertaining to the election of directors to our Board of Directors (the “Board”). Pursuant to the terms of the Cooperation Agreement, among other things, the Company agreed to promptly appoint Joshua S. Horowitz and Laurance Narbut, effective February 9, 2023, to serve on the Board. In addition, the Company agreed to nominate a five-person board comprised of Mr. Kinzler, Kenneth Grossman, Douglas Woodrum, and Messrs. Horowitz and Narbut as candidates for election to the Board at the 2023 Annual Meeting, which was held on April 17, 2023, and the 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and Mr. Kinzler and the MRMP Stockholders agreed to vote their respective shares of common stock of the Company in favor of the election of the Company’s slate at the 2023 Annual Meeting and the 2024 Annual Meeting. Additionally, pursuant to the terms of the Cooperation Agreement, the Company terminated the previously adopted Tax Benefits Preservation Plan. In exchange for this arrangement, the Company agreed to reimburse the MRMP Stockholders and Mr. Kinzler for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) in connection with the negotiation and execution of the Cooperation Agreement and the transactions contemplated hereby and the proposed nomination of directors at the 2023 Annual Meeting. The Company incurred approximately $339,000 in expenses under the Cooperation Agreement in the nine months ended June 30, 2023 with respect to the such reimbursements to the MRMP Stockholders and Mr. Kinzler.

In May 2023, the Company’s Board of Directors approved and ratified the payment of one-time special director fees to directors Messrs. Grossman and Woodrum for their services on behalf of the Company and the Board pertaining to the negotiations of the Cooperation Agreement and the settlement of the potential proxy contest. Mr. Grossman received a one-time special director fee of $100,000, which was paid in $40,000 cash and a stock grant of 22,728 shares of Barnwell common stock (valued at $60,000 using the closing price of Barnwell's common stock on May 11, 2023, the date of grant). Mr. Woodrum received a one-time special director fee of $50,000, which was paid in $20,000 cash and a stock grant of 11,363 shares of Barnwell common stock (valued at $30,000 using the closing price of Barnwell's common stock on May 11, 2023, the date of grant).

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization increased $443,000 (54%) and $943,000 (49%) for the three and nine months ended June 30, 2023, respectively, as compared to the same periods in the prior year, due to depletion attributable to production in Texas and increases in the depletion rates for Canadian properties and also new production from those properties, partially offset by a decrease in depletion for Oklahoma properties as discussed in the “Oil and natural gas” section above.

Foreign Currency Gain

Foreign currency gain was $121,000 and $201,000 during the three and nine months ended June 30, 2023, respectively, as compared to none during the three and nine months ended June 30, 2022, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the weakening of the U.S. dollar against the Canadian dollar. The foreign currency gain from intercompany balances was included in our condensed consolidated net earnings as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Gain on Sale of Assets

In October 2022, the Company completed the sale of a contract drilling segment drilling rig to an independent third party for proceeds of $551,000, net of related costs. The drilling rig was fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $551,000 gain during the nine months ended June 30, 2023.

Equity in Income of Affiliates

Equity in income of affiliates was nil and $538,000 during the three and nine months ended June 30, 2023, respectively, as compared to equity in income of affiliates of $433,000 and $3,400,000 during the three and nine months ended June 30, 2022, respectively. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of one lot during the current year period, as compared to six lot sales in the prior year period. The Kukio Resort Land Development Partnerships have only one lot to sell in Increment I and we are not anticipating any more lot sales in fiscal 2023.

During the nine months ended June 30, 2023, Barnwell received cash distributions of $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000, after distributing $60,000 to non-controlling interests. During the nine months ended June 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $3,028,000 after distributing $372,000 to non-controlling interests.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the nine months ended June 30, 2023 was equivalent to the $538,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $993,000 at June 30, 2023 and $958,000 at September 30, 2022.

Income Taxes

Barnwell’s effective consolidated income tax rate, after adjusting (loss) earnings before income taxes for non-controlling interests, was 19% and 9% for the three and nine months ended June 30, 2023, respectively, as compared to 3% and 5% for the three and nine months ended June 30, 2022, respectively.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma. As such, Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes. Consolidated taxes also include the impacts of favorable state jurisdiction provision to tax return true-ups. In addition, net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company's continuing full valuation allowance, are estimated to be partially utilized in the Canadian tax jurisdiction in the current year periods as the recognized benefit is now considered more likely to occur than not.

Net Earnings Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $2,000 and $124,000 for the three and nine months ended June 30, 2023, respectively, as compared to net earnings attributable to non-controlling interests of $58,000 and $671,000 for the same periods in the prior year. The changes of $56,000 (97%) and $547,000 (82%) for the three and nine months, respectively, are primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

    Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations and land investment segment proceeds. At June 30, 2023, Barnwell had $1,581,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $157,000 for the nine months ended June 30, 2023, as compared to cash flows provided by operations of $5,669,000 for the same period in the prior year. This $5,512,000 change in operating cash flows was due to significantly lower operating results for the oil and natural gas segment in the current year period as compared to the prior year period. Additionally, the change was also due to a decrease in distributions of income from the Kukio Resort Land Development Partnerships in the current year period as compared to the prior year period and fluctuations in working capital.

Cash flows used in investing activities totaled $9,875,000 during the nine months ended June 30, 2023, as compared to cash flows used in investing activities of $6,063,000 during the same period of the prior year. This $3,812,000 change in investing cash flows was due to an increase of $3,481,000 in cash paid for oil and natural gas capital expenditures, a decrease of $904,000 in proceeds from sale of interest in leasehold land, net of costs paid, and a decrease of $687,000 in proceeds from the sale of assets in the current year period as compared to same period in the prior year, partially offset by a $1,563,000 decrease in payments to acquire oil and natural gas properties in the current year period as compared to the same period in the prior year.

Cash flows used in financing activities totaled $577,000 for the nine months ended June 30, 2023, as compared to cash flows provided by financing activities of $1,727,000 for the nine months ended June 30, 2022. The $2,304,000 change in financing cash flows was due to a $499,000 increase in payment of dividends and a $2,356,000 decrease in proceeds from issuance of common stock, net of costs, related to the Company's ATM offering in the prior year period, partially offset by a $501,000 decrease in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividends

In December 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on January 11, 2023 to stockholders of record on December 27, 2022.

In February 2023, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on March 13, 2023 to stockholders of record on February 23, 2023.

In May 2023, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on June 12, 2023 to stockholders of record on May 25, 2023.

No dividends were declared or paid during the nine months ended June 30, 2022.

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($45,000) under the program. In January 2022, the Canadian government announced the extension of the CEBA loan repayment deadline and interest-free period from December 31, 2022 to December 31, 2023. Accordingly, the CEBA loan is interest-free with no principal payments required until December 31, 2023, after which the remaining loan balance is converted to a two year term loan at 5% annual interest paid monthly. If the Company repays 66.7% of the principal amount prior to December 31, 2023, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000. The current loan balance of $45,000 is included in “Other current liabilities” in the Company's Condensed Consolidated Balance sheet at June 30, 2023.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $2,336,000 and $10,016,000 for the three and nine months ended June 30, 2023, respectively, as compared to $1,687,000 and $7,353,000 for the same periods in the prior year.

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. In connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and has paid $4,293,000 for its share of the costs to drill, complete and equip the wells through the nine months ended June 30, 2023. The two gross (0.3 net) non-operated wells began producing in late April 2023 and the Company’s share of net production from these wells totaled 6,000 barrels of oil, 5,000 barrels of natural gas liquids, and 53,000 Mcf of natural gas during the three and nine months ended June 30, 2023.

In the quarter ended March 31, 2023, the Company participated in the drilling of three gross (0.9 net) non-operated wells in the Twining area of Alberta, Canada. All three wells were completed and began producing during the latter part of the three months ended June 30, 2023. Capital expenditures incurred for the drilling of these wells and Twining facilities in the nine months ended June 30, 2023 totaled approximately $4,649,000.

In fiscal 2022, the Company participated in the drilling of one operated and three non-operated for a total of four gross (1.9 net) wells in the Twining area of Alberta, Canada and the capital expenditures incurred for the drilling these wells in the nine months ended June 30, 2022 totaled approximately $4,858,000.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2023 will range from $10,200,000 to $10,500,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Property Acquisitions

In the quarter ended December 31, 2021, Barnwell acquired working interests in oil and natural gas properties located in the Twining area of Alberta, Canada, for cash consideration of $317,000.

In the quarter ended March 31, 2022, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for consideration of $1,246,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. Barnwell also assumed $1,500,000 in asset retirement obligations associated with the acquisition.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2023, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2023 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in th3e Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Form of Director Restricted Stock Unit Award (1)

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
(1)       Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 14, 2023	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Director Restricted Stock Unit Award (1)

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
(1)       Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.