Form 10-K
period 2023-09-30
BARNWELL INDUSTRIES INC
filed 2023-12-18
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,251,000.
As of December 12, 2023 there were 10,000,106 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement, to be forwarded to stockholders on or about January 12, 2024, is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars.

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
AER	-	Alberta Energy Regulator
ARO	-	Asset retirement obligation
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 6 Mcf per Bbl of oil or NGL
Consolidated Balance Sheets	-	The consolidated balance sheets of Barnwell Industries, Inc. and its subsidiaries.
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-	Total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well. In the context of production volumes, gross represents amounts before deduction of the royalty share due others.
InSite	-	InSite Petroleum Consultants Ltd.
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC
KD II	-	KD Acquisition II, LP, formerly known as WB KD Acquisition, II, LLC
KD Development		KD Development, LLC
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort Land Development Partnerships	-	The following partnerships in which Barnwell owns non-controlling interest:
KD Kukio Resorts, LLLP (“KD Kukio Resorts”)
KD Maniniowali, LLLP (“KD Maniniowali”)
KD Kaupulehu, LLLP, which consists of KD I and KD II (“KDK”)
LCA	-	Licensee Capability Assessment
LGX	-	LGX Oil & Gas Ltd.
MBbls	-	thousands of barrels of oil
Mcf	-	one thousand cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 6 Mcf
MMcf	-	one million cubic feet of natural gas
Net	-	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.
NGL(s)	-	natural gas liquid(s)
Octavian Oil	-	Octavian Oil, Ltd.
OWA		Orphan Well Association
Ryder Scott	-	Ryder Scott Company, L.P.
SEC	-	United States Securities and Exchange Commission
U.S.	-	United States
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.
WIP		Working Interest Partners

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

PART I

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2023 represented Barnwell’s 67th year of operations. Barnwell operates in the following three principal business segments:

•Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and in the U.S. states of Oklahoma and Texas.

•Land Investment Segment  -  Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment  -  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Barnwell acquires and develops crude oil and natural gas assets in the province of Alberta, Canada via two corporate entities, Barnwell of Canada and Octavian Oil. Barnwell of Canada is a U.S. incorporated company that has been active in Canada for over 50 years, primarily as a non-operator participating in exploration projects operated by others. Octavian Oil is a Canadian company incorporated in 2016 to achieve growth through the acquisition and development of crude oil reserves. Additionally, through its wholly-owned subsidiaries BOK Drilling, LLC (“BOK”), established in February 2021, and Barnwell Texas, LLC (“Barnwell Texas”), established in November 2022, Barnwell is involved in oil and natural gas investments in Oklahoma and Texas, respectively.

Strategy

Barnwell’s Canadian oil and natural gas assets are currently managed as two categories based on their differing attributes and strategies: Twining and Legacy.

Twining represents 73% of Barnwell’s fiscal 2023 Boe production and consists of assets in the Twining field, in Alberta, Canada. These assets were purchased in August 2018 and were augmented with subsequent smaller acquisitions of partners. These assets are partially operated by the Company and partially operated by Pine Cliff Energy Ltd. The oil wells operated by the Company have largely less than 15% per year decline rates, and due to these lower decline rates, require less capital investment to replace decline. This lower capital requirement along with the fact that the land is largely held indefinitely, enables development drilling to be done when commodity prices support it. Since Barnwell’s entry into the Twining property, we have participated in drilling 11 gross horizontal development wells that were completed with multi-stage sand fracs, all of which have been or are forecast to be profitable. Of these 11 wells, two are 100%-owned operated wells in locations selected by Barnwell and nine gross (2.6 net) are non-operated wells. Barnwell plans to continue to develop the pool with more horizontal wells if commodity prices continue to support their profitability.

The Legacy assets represent 8% of Barnwell’s fiscal 2023 Boe production and consist of the largely non-operated Canadian oil and natural gas assets not in the Twining area. The Legacy assets are located throughout Alberta, Canada, and produce shallow gas and conventional oil from a variety of pools. These assets have been accumulated over decades of Barnwell activity. Barnwell continues to evaluate opportunities to either divest the legacy Canadian assets or add to them through acquiring working interests depending on technical and economic evaluations. Minimal capital is expected to be invested in these properties.

In Oklahoma, which produced 9% of Barnwell’s fiscal 2023 Boe production, the Company has non-operated working interests in seven wells varying from 1.2% to 4.2% and a minor overriding royalty interest, 0.07%, in one well.

In December 2022, the Company entered into a purchase and sale agreement with an independent third party to acquire a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas. In connection with the purchase of such leasehold interests, Barnwell acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas. Two gross (0.3 net) wells were drilled and began producing in late April 2023. Additional drilling opportunities in the U.S. are being investigated. These wells produced 10% of Barnwell’s fiscal 2023 Boe production, but were only producing for five months.

Operations

All acquisitions, operational and developmental activities in the Twining area are the responsibility of the President and Chief Operating Officer of Barnwell of Canada and Octavian Oil with approvals for major expenditures secured from Barnwell’s executive management and, when applicable, the Board of Directors.

Our oil and natural gas segment revenues, profitability, and future rate of growth are dependent upon oil and natural gas prices and the Company’s ability to use its current cash, obtain external financing or generate sufficient cash flows to fund the development of our reserves. In the recent past, the industry experienced a period of low oil and natural gas prices that negatively impacted our past operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas markets are volatile. We may seek to raise additional capital if such proceeds are considered attractive and would support potential growth.

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

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite Petroleum Consultants Ltd. (“InSite”) in Canada and Ryder Scott Company, L.P. (“Ryder Scott”) in the U.S., in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s Canadian reserves in this Form 10-K is derived from the report of InSite, which is filed with this Form 10-K as Exhibit 99.1. All information with respect to the Company’s U.S. reserves in this Form 10-K is derived from the reports of Ryder Scott, which are filed with this Form 10-K as Exhibits 99.2 and 99.3.

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

The President and Chief Operating Officer of Barnwell of Canada and Octavian Oil is a professional engineer with over 25 years of relevant experience in the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

At September 30, 2023, Barnwell’s reserves were approximately 43% operated and consisted of 52% conventional oil and natural gas liquids and 48% natural gas. At September 30, 2022, Barnwell’s reserves were approximately 54% operated and consisted of 56% conventional oil and natural gas liquids and 44% natural gas. This change in reserves was largely due to our Texas investment in two non-operated wells.

The amounts set forth in the following table, based on our independent reserve engineers’ evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2023 for all properties located in Canada and the U.S. in which Barnwell has an interest. All of our oil and natural gas reserves are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2022.

	As of September 30, 2023
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil, including natural gas liquids (Bbls)	1,116,000	110,000	1,226,000
Natural gas (Mcf)	6,093,000	608,000	6,701,000
Total (Boe)	2,132,000	211,000	2,343,000

During fiscal 2023, Barnwell’s total net proved developed reserves of oil and natural gas liquids increased by 70,000 Bbls (7%) and total net proved developed reserves of natural gas increased by 1,236,000 Mcf (25%), for a combined increase of 249,000 Boe (13%). The increase in natural gas reserves were primarily the result of the wells drilled in Texas and Canada in the current year.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2023, by location and property name, based on information prepared by our independent reserve engineers, as well as net production and net revenues by location and property name for the year ended September 30, 2023. The reserve data in this table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates using a historical average price of the first day pricing of the last 12-months ending with September 2023.

	As of September 30, 2023				For the year ended September 30, 2023
	Net Proved Producing Reserves		Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL	Gas
Canada:
Twining	656	3,024	813	3,882	192	902	$12,605,000	$2,581,000
Bonanza/Balsam	27	24	27	24	4	15	265,000	30,000
Kaybob	22	101	22	101	3	14	211,000	42,000
Medicine River	58	623	58	623	5	20	216,000	50,000
Thornbury	—	287	—	344	—	52	—	136,000
Wood River	17	33	17	33	6	9	436,000	32,000
Other properties	—	4	—	3	—	11	2,000	24,000
United States:
Oklahoma	116	734	116	734	22	119	1,037,000	355,000
Texas	173	957	173	957	24	121	1,163,000	191,000
Total	1,069	5,787	1,226	6,701	256	1,263	$15,935,000	$3,441,000

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

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves located in Canada and the U.S. and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2023. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses.

Year ending September 30,
2024	$7,993,000
2025	5,654,000
2026	3,900,000
Thereafter	2,413,000
Undiscounted future net cash flows, after income taxes	$19,960,000

Standardized measure of discounted future net cash flows	$19,913,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $2.54 per Mcf and an oil price of $69.66 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs into the Company’s reserve reports in accordance with best practice recommendations.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2023 was derived in Alberta, Canada and in the U.S. states of Oklahoma and Texas. Barnwell’s net production in fiscal 2022 and 2021 was derived in Alberta, Canada and in Oklahoma. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2023	2022	2021
Annual net production:
Natural gas (Mcf)	1,263,000	964,000	694,000
Oil (Bbls)	204,000	182,000	147,000
Natural gas liquids (Bbls)	52,000	48,000	24,000
Total (Boe)	467,000	396,000	291,000
Total (Mcfe)	2,799,000	2,296,000	1,685,000
Annual average sales price per unit of production:
Mcf of natural gas*	$2.64	$4.63	$2.62
Bbl of oil**	$69.77	$86.73	$51.74
Bbl of natural gas liquids**	$32.24	$48.06	$31.92
Annual average production cost per Boe produced***	$22.10	$23.66	$22.40
Annual average production cost per Mcfe produced***	$3.68	$4.08	$3.86
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

Capital Expenditures and Acquisitions

Barnwell invested $10,729,000 in oil and natural gas properties during fiscal 2023, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were primarily for the drilling of new wells in Texas and the Twining area.

Barnwell invested $11,052,000 in oil and natural gas properties during fiscal 2022, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were primarily for the drilling of wells in the Twining area, for facilities expansion and upgrade costs in the Twining area and the acquisition of additional working interests in several wells in the Twining area.

Well Drilling Activities

The Company participated in the drilling of three gross (0.9 net) non-operated development wells in the Twining area of Alberta, Canada during the year ended September 30, 2023. Total capital expenditures for the year ended September 30, 2023 totaled approximately $4,770,000 and included the drilling, completion and equipping of the three gross (0.9 net) wells along with various upgrades to the Twining facilities. Additionally, the Company participated in the drilling of two gross (0.3 net) non-operated development oil wells in Texas which began producing in late April 2023. Capital expenditures incurred for the drilling of these two wells totaled approximately $4,293,00 during the year ended September 30, 2023. The Company did not drill or participate in the drilling of wells in Oklahoma during the year ended September 30, 2023.

In fiscal 2022, the Company participated in the drilling of six gross (1.7 net) non-operated development wells in the Twining area. Capital expenditures incurred by the Company for these non-operated development wells totaled $4,366,000 for the year ended September 30, 2022. Five gross (1.4 net) wells were producing at September 30, 2022 and the remaining one gross (0.3 net) well was awaiting tie-in and started producing in fiscal 2023. The Company drilled one gross (1.0 net) operated development well in the Twining area which was producing at September 30, 2022. Capital expenditures incurred by the Company for this operated well was $2,852,000. The Company did not drill or participate in the drilling of wells in Oklahoma during the year ended September 30, 2022.

In fiscal 2021, the Company participated in the drilling of seven gross (0.2 net) non-operated development wells in Oklahoma. Capital expenditures incurred by the Company for these Oklahoma wells totaled $1,178,000 for the year ended September 30, 2021. The Company did not drill or participate in the drilling of wells in Canada during the year ended September 30, 2021.

Producing Wells

As of September 30, 2023, Barnwell has interests in 145 gross (65.7 net) producing wells in Alberta, Canada, of which 95 gross (59.3 net) were oil wells and 50 gross (6.4 net) were natural gas wells. Additionally, Barnwell has interests in seven gross (0.2 net) and two gross (0.3 net) producing oil wells in Oklahoma and Texas, respectively, as of September 30, 2023.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases in Canada which Barnwell held as of September 30, 2023. The acreage of developed and undeveloped oil and natural gas leases in the U.S. are not significant and are therefore not included in the table below.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	136,220	33,980	27,110	8,710	163,330	42,690
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Eighty-three percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2023. Seventeen percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and may expire over the next five fiscal years, if not developed, as follows: 6% expire during fiscal 2024; no expirations during fiscal 2025; 2% expire during fiscal 2026; 5% expire during fiscal 2027; and 4% expire during fiscal 2028. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes a significant concentration in the Twining area (4,040 net acres). The remaining undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices.

Marketing of Oil and Natural Gas

Barnwell sells its Canadian oil, natural gas, and natural gas liquids production, including under short-term contracts between itself and two main oil purchasers, one natural gas purchaser, and one natural gas liquids purchaser. The prices received are freely negotiated between buyers and sellers and are determined from transparent posted prices adjusted for quality and transportation differentials. In fiscal 2023, 95% of Barnwell’s Canadian oil and natural gas revenues were from products sold at spot prices.

In November 2023, to provide partial protection against the risk of declining natural gas prices during the second half of our fiscal 2024, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on a portion of the natural gas it sells to a fixed price during the period from April 1, 2024 to October 31, 2024. With these changes, the Company anticipates that during that period approximately 25% of its Canadian natural gas production will be sold at fixed prices while the remaining 75% of such production will continue to be sold at spot prices.

Additionally, in December 2023, the Company amended certain of its Canadian purchase and sales contract to change the sales price on a portion of the oil it sells to a fixed price during the period from January 1, 2024 to June 30, 2024. With these changes, the Company anticipates that during that period approximately 40% of its Canadian oil production will be sold at fixed prices while the remaining 60% of such production will continue to be sold at spot prices.

In fiscal 2023 and 2022, Barnwell took most of its Canadian oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenues.

Governmental Regulation

The jurisdictions in which the oil and natural gas properties of Barnwell are located have regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production, environmental protection, and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province. The province of Alberta and the Government of Canada also monitor the volume of natural gas that may be removed from the province and the conditions of removal; currently all our Canadian natural gas is sold within Alberta.

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

Under the current royalty framework for newly drilled wells, the same royalty calculation applies to both oil and natural gas wells and royalties are determined on a revenue minus cost basis where producers pay a flat royalty rate of 5% of gross revenues until a well reaches payout after which an increased post-payout royalty applies. Post payout royalties vary with commodity prices and well production rates.

In fiscal 2023, 76% of Canadian royalties were related to Alberta government charges and 24% of royalties were related to freehold, overriding royalties and other charges.

In fiscal 2023, the weighted-average royalty rate paid on all of Barnwell’s Canadian natural gas was 10%, and the weighted-average royalty rate paid on oil was 17%. In fiscal 2023, the weighted-average royalty rate paid on all of Oklahoma’s and Texas’s production was 23% and 26%, respectively.

In June 2021, the AER announced that the previous Licensee Liability Program (“LLP”) would be replaced by a Licensee Life-Cycle Management Program via a Licensee Capability Assessment (“LCA”). The LCA is intended to be a more comprehensive assessment of corporate health and considers a wider variety of factors than those considered under the LLP and establishes clear expectations for industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered are grouped into six factor groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency, and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers.” Barnwell’s assessment under the LCA Program is currently favorable with Tier 1 or 2 overall rankings in the six factor groups. Barnwell believes it can continue to manage its operations to maintain a favorable ranking. Importantly, an inventory reduction program also has been implemented which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with AER targets which are adjusted by the AER on an annual basis. The target for 2024 is 6.6% of an individual company’s inactive liability. These targets became effective January 1, 2022. Barnwell believes the targets assessed by the AER are within estimated forecasts for Barnwell’s future ARO spending and therefore the Company will be in compliance with spend targets under the Inventory Reduction Program.

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

After the abandonment/closure order was issued for Manyberries, the OWA created a Working Interest Partners (“WIP”) program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and may need to pay the remaining balance of $637,000 by August 2024. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As at September 30, 2023, the Company recognized a cumulative reduction in the deposit balance of $300,000 for work performed under this program.

Over the past seven years, the Company has worked to reduce its abandonment and reclamation obligations associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Twenty-three Barnwell-operated sites have been certified as fully reclaimed or exempt since 2016. To aid in this regard, and as a stimulus response to the COVID-19 pandemic, the Canadian Federal Government created and funded the Alberta-administered Site Rehabilitation Program (“SRP”) in spring 2020. The SRP has been designed to reduce oil and gas industry liabilities by funding vendors who perform closure work. In partnership with its vendors, Barnwell-operated sites have received $388,000 in net funding to date, to be directed to ARO reduction activities. Barnwell has further benefited from grants allocated to its non-operated property partners amounting to $120,000.

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

Increment I is an area of 80 single-family lots, 78 of which were sold from 2006 to 2023, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots also have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II. The remaining 420 developable acres at Increment II are entitled for up to 350 homesites. No definitive development plans have been made by KDII, the developer of Increment II, as of the date of this report.

Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I's sales of single-family residential lots in Increment I. In fiscal 2023, one single-family lot was sold and two single-family lots, of the 80 lots developed within Increment I, remained to be sold as of September 30, 2023. The developer had consolidated these two remaining lots into one large lot but has since split them back into the original two lots.

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

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments also is obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner, Replay, for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

In fiscal 2023, the Kukio Resort Land Development Partnerships sold one lot in Increment I and as a result of the lot sale, made cash distributions to its partners of which Barnwell received $758,000 resulting in a net amount of $674,000, after distributing $84,000 to non-controlling interests.

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

Operations

Water Resources owns and operates three water well drilling rigs, two pump rigs and other ancillary drilling and pump equipment. Additionally, Water Resources leases month-to-month a storage facility in Honolulu, Hawaii, and a one-acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii. Water Resources also maintains an inventory of uninstalled materials for jobs in progress and an inventory of drilling materials and pump supplies.

Water Resources currently operates in Hawaii and is not subject to seasonal fluctuations. The demand for Water Resources’ services is primarily dependent upon land development activities in Hawaii. Water Resources markets its services to land developers and government agencies, and identifies potential contracts through public notices, and referrals. Contracts are usually fixed price per lineal foot drilled and are negotiated with private entities or obtained through competitive bidding with private entities or local, state and federal agencies. Contract revenues are not dependent upon the discovery of water or other similar targets, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

In fiscal 2023, Water Resources sold a drilling rig to an independent third party for proceeds of $551,000, net of related costs, and recognized a $551,000 gain on the sale of the drilling rig during the year ended September 30, 2023, as the rig was fully depreciated. In fiscal 2022, Water Resources sold a drilling rig and related ancillary equipment to an independent third party for proceeds of $687,000, net of related costs, which was equivalent to its net carrying value.

In fiscal 2023, Water Resources started two well drilling and three pump installation and repair contracts and completed three well drilling and nine pump installation and repair contracts. Of the three completed well drilling contracts, two were started in fiscal 2021 and one was started in fiscal 2022. Of the nine completed pump installation and repair contracts, one was started in fiscal 2015, one was started in fiscal 2017, two were started in fiscal 2021, two were started in fiscal 2022, and three were started in the current year. Fifty-two percent of well drilling and pump installation and repair jobs, representing 8% of total contract drilling revenues in fiscal 2023, have been pursuant to government contracts.

At September 30, 2023, there was a backlog of four well drilling and seven pump installation and repair contracts, of which three well drilling and four pump installation and repair contracts were in progress as of September 30, 2023.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2023 and 2022 was as follows:

	December 1,
	2023	2022
Well drilling	$5,900,000	$10,000,000
Pump installation and repair	900,000	1,200,000
	$6,800,000	$11,200,000

Of the contracts in backlog at December 1, 2023, $6,300,000 is expected to be recognized in fiscal 2024 with the remainder to be recognized in the following fiscal year.

Sale of Water Resources

In December 2023, the Company entered into an agreement with a construction company for the sale of Water Resources for gross proceeds of $2,000,000, subject to customary post-closing price adjustments and the purchaser’s completion of due diligence. The sale is expected to close in the first half of our fiscal 2024.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2023 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 11 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2023, Barnwell employed 37 individuals; 36 on a full time basis and 1 on a part-time basis.

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

As of September 30, 2023, the CEO, who is a member of the Board of Directors, and two other stockholders hold approximately 44% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company.

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

We face various risks and uncertainties related to public health crises, including the COVID-19 pandemic. The COVID-19 pandemic and its consequences may have a material adverse effect on us.

We face various risks and uncertainties related to public health crises, including the global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity. The future impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and may continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses have not, to date, had a material impact on our business or financial results, the extent to which COVID-19 and related actions may, in the future, impact our operations cannot be predicted with any degree of confidence. As a result, we cannot at this time predict the direct or indirect impact on us of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Barnwell's oil and natural gas segment is subject to the provisions of the AER’s Licensee Life-Cycle Management Program via a Licensee Capability Assessment (“LCA”). Under this program the AER assesses the corporate health of the Company and considers a wider variety of factors than those considered under the previous program. The LCA establishes clear expectations for industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered are grouped into six factor groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers”. Under the LCA Program, an inventory reduction program has also been implemented which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with AER targets which are adjusted by the AER on an annual basis. The target for 2024 is 6.6% of an individual company’s inactive liability. These targets became effective January 1, 2022.

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

If oil and natural gas prices decline and remain low, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the U.S., such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta is controlled by the government of that province. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 67% in fiscal 2023.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 8% in fiscal 2023. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2021	$3.50	$2.30	December 31, 2022	$3.33	$2.70
March 31, 2022	$6.38	$2.38	March 31, 2023	$2.97	$1.89
June 30, 2022	$3.40	$2.29	June 30, 2023	$3.10	$2.47
September 30, 2022	$3.32	$2.12	September 30, 2023	$2.79	$2.18

Holders

As of December 12, 2023, there were 10,000,106 shares of common stock, par value $0.50, outstanding. As of December 12, 2023, there were approximately 81 shareholders of record and approximately 1,000 beneficial owners.

Dividends

The following table sets forth the cash dividends paid per share of common stock during fiscal 2023 and 2022.

Record Date	Date of Payment	Dividend Paid
August 24, 2023	September 11, 2023	$0.015
May 25, 2023	June 12, 2023	$0.015
February 23, 2023	March 13, 2023	$0.015
December 27, 2022	January 11, 2023	$0.015
August 23, 2022	September 6, 2022	$0.015

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

ITEM 6.                             [RESERVED]

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2023 and 2022, and the related Consolidated Statements of Operations, Comprehensive (Loss) Income, Equity, and Cash Flows for the years ended September 30, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Current Outlook

Impact of COVID-19

We face various risks and uncertainties related to public health crises, including the global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity. The future impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and may continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses have not, to date, had a material impact on our business or financial results, the extent to which COVID-19 and related actions may, in the future, impact our operations cannot be predicted with any degree of confidence. As a result, we cannot at this time predict the direct or indirect impact on us of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 31% of the previous year’s estimate, due in large part to the impacts of volatile oil and natural gas prices which change the economic viability of producing such reserves and changes in estimated proved undeveloped reserves which can fluctuate from year to year depending upon the Company's plans and ability to fund the capital expenditures necessary to develop such reserves. There can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.

If reported reserve volumes were revised downward by 5% at the end of fiscal 2023, the ceiling limitation would have decreased approximately $1,329,000 before income taxes, which would not have resulted in a ceiling impairment before income taxes due to sufficient room between the ceiling and the carrying value of oil and natural gas properties at the end of fiscal 2023 of approximately $5,428,000.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2023, depletion for fiscal 2023 would have increased by approximately $211,000.

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and natural gas liquids reserves are the average first-day-of-the-month prices during the 12-

month period ending in the reporting period on a constant basis as prescribed by SEC regulations. Additionally, the applicable discount rate that is used to calculate the discounted present value of the reserves is mandated at 10%. Costs included in future net revenues are determined in a similar manner. As such, the future net revenues associated with the estimated proved reserves are not based on an assessment of future prices or costs.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties primarily in the Twining area of Alberta, Canada, where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiaries BOK and Barnwell Texas, Barnwell is involved in non-operated oil and natural gas investments in Oklahoma and Texas, respectively.

Barnwell sells all of its Canadian and U.S. oil and natural gas under short-term contracts with marketers based on prices indexed to market prices. The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers. Oil and natural gas prices are determined by many factors that are outside of our control. Market prices for oil and natural gas products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output. Oil and natural gas prices are very difficult to predict and fluctuate significantly. Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

In November 2023, to provide partial protection against the risk of declining natural gas prices during the second half of our fiscal 2024, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on a portion of the natural gas it sells to a fixed price during the period from April 1, 2024 to October 31, 2024. With these changes, the Company anticipates that during that period approximately 25% of its Canadian natural gas production will be sold at fixed prices while the remaining 75% of such production will continue to be sold at spot prices.

Additionally, in December 2023, the Company amended certain of its Canadian purchase and sales contract to change the sales price on a portion of the oil it sells to a fixed price during the period from January 1, 2024 to June 30, 2024. With these changes, the Company anticipates that during that period approximately 40% of its Canadian oil production will be sold at fixed prices while the remaining 60% of such production will continue to be sold at spot prices.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots, of which two remained to be sold at September 30, 2023. The developer had consolidated these two remaining lots into one large lot but has since split them back into the original two lots.

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

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels, of which two remained to be sold at September 30, 2023, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

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

In December 2023, the Company entered into an agreement with a construction company for the sale of Water Resources for gross proceeds of $2,000,000, subject to customary post-closing price adjustments and the purchaser’s completion of due diligence. The sale is expected to close in the first half of our fiscal 2024.

Business Environment

Our operations are located in Canada and in the states of Hawaii, Oklahoma, and Texas. Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $69.77 per barrel during the year ended September 30, 2023, a decrease of 20% from $86.73 per barrel realized during the prior year and realized an average price for natural gas of $2.64 per Mcf during the year ended September 30, 2023, a decrease of 43% from $4.63 per Mcf realized during the prior year. Oil and natural gas prices continue to be volatile over time and thus, the Company is unable to reasonably predict future prices and the impacts future prices will have on the Company.

Land Investment Segment

Future revenues from the sale of interest in leasehold land and any future cash distributions from our investment in the Kukio Resort Land Development Partnerships are dependent upon the sale of the remaining two residential lots within Increment I by KD I and potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort Land Development Partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.

Results of Operations

Summary

Net loss attributable to Barnwell for fiscal 2023 totaled $961,000, a $6,474,000 decrease from net earnings of $5,513,000 in fiscal 2022. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•A $5,863,000 decrease in oil and natural gas segment operating results, before income taxes, due to significant decreases in natural gas, oil, and natural gas liquid prices. Additionally, a decrease in the net production from wells in Oklahoma in the current year period as compared to the same period in the prior year also caused the decrease;

•Equity in income from affiliates decreased $2,642,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $941,000 due to the Kukio Resort Development Partnerships' sale of one lot in the current year period, whereas there were six lot sales in the prior year period;
•General and administrative expenses decreased $1,088,000 primarily due to decreases in share-based compensation, accrued bonus expense, professional fees, and bad debt expense, partially offset by an increase in stockholder costs in the current year period as compared to the same period in the prior year;

•A $551,000 gain recognized in the current year period from the sale of a contract drilling segment drilling rig; and

•A $76,000 foreign currency gain recorded in the current year period as compared to a $484,000 foreign currency loss in the prior year period, primarily due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the weakening of the U.S. dollar against the Canadian dollar.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 5% in fiscal 2023, as compared to fiscal 2022, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% at September 30, 2023, as compared to September 30, 2022. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss.

Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2023 was $2,000, a $38,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $40,000 in fiscal 2022. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2023 and 2022 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2023 as compared to fiscal 2022. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2023	2022	$	%
Natural gas (Mcf)*	$2.64	$4.63	$(1.99)	(43)%
Oil (Bbls)	$69.77	$86.73	$(16.96)	(20)%
Natural gas liquids (Bbls)	$32.24	$48.06	$(15.82)	(33)%

	Annual Net Production
			Increase (Decrease)
	2023	2022	Units	%
Natural gas (Mcf)	1,263,000	964,000	299,000	31%
Oil (Bbls)	204,000	182,000	22,000	12%
Natural gas liquids (Bbls)	52,000	48,000	4,000	8%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $4,673,000 operating profit in fiscal 2023 before general and administrative expenses, a decrease in operating results of $5,863,000 as compared to $10,536,000 of operating profit in fiscal 2022.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Year ended September 30,
	2023	2022
Operating profit (before general and administrative expenses)
Canada	$3,171,000	$7,869,000
Oklahoma	1,006,000	2,667,000
Texas	496,000	—
Total operating profit	$4,673,000	$10,536,000

Oil and natural gas revenues decreased $3,205,000 (14%) from $22,581,000 in fiscal 2022 to $19,376,000 in fiscal 2023, primarily due to significant decreases in natural gas, oil, and natural gas liquid prices, which decreased 43%, 20%, and 33%, respectively, as compared to the same period in the prior year. The decrease was partially offset by 12% and 31% increases in oil and natural gas production, respectively, as compared to the same period in the prior year. The increase in oil and natural gas production in the current year was due to new wells drilled in the Twining area and from new wells drilled in Texas, partially offset by a decrease in production from the Oklahoma wells.

The two gross (0.3 net) non-operated wells drilled in Texas began producing in late April 2023 and the Company’s share of net production from these wells totaled 12,000 barrels of oil, 12,000 barrels of natural gas liquids, and 121,000 Mcf of natural gas for total revenues of $1,354,000 during the year ended September 30, 2023.

Oil and natural gas operating expenses increased $995,000 (11%) from $9,439,000 in fiscal 2022 to $10,434,000 in fiscal 2023, primarily due to costs associated with new production from wells drilled in the Twining area and from new wells drilled in Texas and an increase in workover costs in the current year period as compared to the same period in the prior year. The increase was partially offset by a decrease in production from wells in Oklahoma in the current year period as compared to the prior year period.

    Oil and natural gas segment depletion increased $1,663,000 (64%) from $2,606,000 in fiscal 2022 to $4,269,000 in fiscal 2023, primarily due to depletion attributable to production in Texas, whereas there was no such depletion in the prior year period, and an increase in the depletion rate for Canadian properties and also new production from those properties, both of which were the result of the drilling of new wells and facilities expansion and upgrade costs, all in the Twining area. The increase in oil and natural gas depletion was partially offset by a decrease in depletion for Oklahoma properties due to the decrease in production from wells in Oklahoma in the current year period as compared to the prior year period.

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

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Year ended September 30,
	2023	2022
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$265,000	$1,295,000
Fees - included in general and administrative expenses	(32,000)	(158,000)
Sale of interest in leasehold land, net of fees paid	$233,000	$1,137,000

During the year ended September 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I. During the year ended September 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD I from the sale of six single-family lots within Increment I.

As of September 30, 2023, two single-family lots of the 80 lots developed within Increment I remained to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

The contract drilling segment generated a $428,000 operating loss before general and administrative expenses during fiscal 2023, a decrease in operating results of $206,000 as compared to an operating loss before general and administrative expenses of $222,000 in fiscal 2022. Contract drilling revenues increased $887,000 (20%) to $5,427,000 in fiscal 2023, as compared to $4,540,000 in fiscal 2022, primarily due to a higher level of activity in the current year period, partially offset by a decrease in revenues recognized from previously uninstalled materials during the current year period as compared the same period in the prior year. Contract drilling costs increased $1,078,000 (23%) to $5,669,000 in fiscal 2023, as compared to $4,591,000 in fiscal 2022, primarily due to a higher level of activity and an increase in costs for certain water well drilling contracts in the current year period due to unforeseen difficulties on two contracts. The first job had a piece of the drill bit break off and fall into the hole causing an increase in costs due to efforts to retrieve the piece which was successfully done in November 2023. The other job encountered an unusually hard geological formation, and the drilling has taken longer than previously anticipated which required an increase in estimated costs and resulted in the job becoming a loss job for which the Company recorded a $180,000 liability as of September 30, 2023. The increase in total contract drilling costs was partially offset by a decrease in expenses recognized from previously uninstalled materials during the current year period as compared the same period in the prior year.

At September 30, 2023, there was a backlog of four well drilling and seven pump installation and repair contracts, of which three well drilling and four pump installation and repair contracts were in progress as of September 30, 2023. The backlog of contract drilling revenues as of December 1, 2023 was approximately $6,800,000, of which $6,300,000 is expected to be realized in fiscal 2024 with the remainder to be recognized in the following fiscal year. Based on these contracts in backlog, contract drilling segment operating results for fiscal 2024 is estimated to be relatively similar to fiscal 2023.

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. The pump installation and removal test was successfully completed. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of September 30, 2023 for any further costs related to this contract as there is no related probable or estimable contingent liability.

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

General and administrative expenses

General and administrative expenses decreased $1,088,000 (14%) to $6,956,000 in fiscal 2023, as compared to $8,044,000 in fiscal 2022. The decrease was primarily due to decreases of $492,000 in share-based compensation expense, $248,000 in bonus expense, $86,000 in bad debt expense, $126,000 in professional fees related to land investment segment proceeds, and $450,000 in fees related to consulting services in the current year period as compared to the same period in the prior year. The decrease in general and administrative expenses was partially offset by an increase of $495,000 in stockholders costs primarily attributed to the cooperation and support agreement and associated fees to certain directors, as discussed below, in the current year period as compared to the same period in the prior year.

In January 2023, the Company entered into a cooperation and support agreement (the “Cooperation Agreement”) with Alexander C. Kinzler, the Company’s CEO and President in his capacity as a stockholder, MRMP-Managers LLC, the Ned L. Sherwood Revocable Trust, NLS Advisory Group, Inc. and Ned L. Sherwood (collectively, the “MRMP Stockholders”), with respect to a potential proxy contest pertaining to the election of directors to our Board of Directors (the “Board”). Pursuant to the terms of the Cooperation Agreement, among other things, the Company agreed to promptly appoint Joshua S. Horowitz and Laurance Narbut, effective February 9, 2023, to serve on the Board. In addition, the Company agreed to nominate a five-person board comprised of Mr. Kinzler, Kenneth Grossman, Douglas Woodrum, and Messrs. Horowitz and Narbut as candidates for election to the Board at the 2023 Annual Meeting, which was held on April 17, 2023, and the 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and Mr. Kinzler and the MRMP Stockholders agreed to vote their respective shares of common stock of the Company in favor of the election of the Company’s slate at the 2023 Annual Meeting and the 2024 Annual Meeting. Additionally, pursuant to the terms of the Cooperation Agreement, the Company terminated the previously adopted Tax Benefits Preservation Plan. In exchange for this arrangement, the Company agreed to reimburse the MRMP Stockholders and Mr. Kinzler for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) in connection with the negotiation and execution of the Cooperation Agreement and the transactions contemplated hereby and the proposed nomination of directors at the 2023 Annual Meeting. The Company incurred approximately $351,000 in expenses under the Cooperation Agreement in the year ended September 30, 2023 with respect to such reimbursements to the MRMP Stockholders and Mr. Kinzler.

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

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $1,679,000 (60%) from $2,778,000 in fiscal 2022 to $4,457,000 in fiscal 2023, due to an increase in the depletion rate for Canadian properties and also new production from those properties and the depletion attributable to production in Texas, partially offset by a decrease in depletion for Oklahoma properties as discussed in the “Oil and natural gas” section above.

Impairment of assets

There was no impairment of assets during the year ended September 30, 2023. In fiscal 2022, the Company determined that the right-of-use asset related to the operating lease for the Lot 4C leasehold land zoned conservation held by Kaupulehu Developments was fully impaired as of September 30, 2022. As a result, the Company recognized an $89,000 right-of-use asset impairment expense in the year ended September 30, 2022. The operating lease terminates in December 2025.

Foreign currency (gain) loss

Foreign currency gain was $76,000 during the year ended September 30, 2023, as compared to a foreign currency loss of $484,000 during the year ended September 30, 2022 due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the weakening of the U.S. dollar against the Canadian dollar. The foreign currency gains and losses from intercompany balances are included in our consolidated statement of operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Gain on sale of assets

In October 2022, the Company completed the sale of a contract drilling segment drilling rig to an independent third party for proceeds of $551,000, net of related costs. The drilling rig was fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $551,000 gain during the year ended September 30, 2023.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell recognized equity in income of affiliates of $758,000 for the year ended September 30, 2023, as compared to equity in income of affiliates of $3,400,000 for the year ended September 30, 2022. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of one lot during the current year period, as compared to six lot sales in the prior year period.

During the year ended September 30, 2023, Barnwell received cash distributions of $758,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $674,000, after distributing $84,000 to non-controlling interests. During the year ended September 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the year ended September 30, 2023 was equivalent to the $758,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $708,000 at September 30, 2023 and $958,000 at September 30, 2022.

Income taxes

The components of (loss) earnings before income taxes, after adjusting the (loss) earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2023	2022
United States	$(2,414,000)	$739,000
Canada	1,400,000	5,121,000
	$(1,014,000)	$5,860,000

Barnwell’s effective consolidated income tax benefit rate for fiscal 2023, after adjusting loss before income taxes for non-controlling interests, was 5%, as compared to an effective consolidated income tax rate of 6% for fiscal 2022.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. The Company operates two subsidiaries in Canada, one of which is a U.S. corporation operating as a branch in Canada that is treated as a non-resident for Canadian tax purposes and thus has operating results that cannot be offset against or combined with the other Canadian subsidiary that files as a resident for Canadian tax purposes. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma. As such, Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes. Consolidated taxes also include the impacts of favorable state jurisdiction provision to tax return true-ups. Our operations in Texas are subject to a franchise tax assessed by the state of Texas, however no significant amounts have been incurred to date.
In addition, Canadian jurisdiction net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company's continuing full valuation allowance, were partially utilized in that jurisdiction in the current year. The net operating loss carryforwards beyond the current year’s utilization continue to have a full valuation allowance as realization of their benefit is not more likely than not.

Included in the current income tax provision for the year ended September 30, 2022 is a $62,000 expense for income tax penalties and interest thereon for the non-filing of IRS Form 8858 in each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company prepared amended U.S. federal tax returns for each of these years to include Form 8858 and a statement of reasonable cause. The amended returns were filed in September and October 2023 and the Company requested abatement of any potential penalties and interest which could subsequently be assessed. The Company is awaiting a response from the IRS and the probability of success of the abatement request remains uncertain. No additional expenses related to the potential penalties and interest were included in the current income tax provision for the year ended September 30, 2023.
Net earnings attributable to non-controlling interests
Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $150,000 in fiscal 2023, as compared to net earnings attributable to non-controlling interests of $659,000 in fiscal 2022. The $509,000 (77%) decrease is primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenue received in the current year period as compared to the same period in the prior year.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At September 30, 2023, Barnwell had $2,487,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $1,943,000 for fiscal 2023, as compared to cash flows provided by operating activities of $7,291,000 for the same period in fiscal 2022. This $5,348,000 change in operating cash flows was due to significantly lower operating results for the oil and natural gas segment in the current year period as compared to the prior year period. Additionally, the change was also due to a decrease in distributions of income from the Kukio Resort Land Development Partnerships in the current year period as compared to the prior year period and fluctuations in working capital.

Cash flows used in investing activities totaled $11,180,000 for fiscal 2023, as compared to cash flows used in investing activities of $7,112,000 for fiscal 2022. This $4,068,000 change in investing cash flows was due to an increase of $2,697,000 in cash paid for oil and natural gas capital expenditures, a decrease of $904,000 in proceeds from the sale of interest in leasehold land, net of costs paid, and a decrease of $1,741,000 in proceeds related to the sale of assets in the current year period as compared to same period in the prior year, partially offset by a $1,563,000 decrease in payments to acquire oil and natural gas properties in the current year period as compared to the same period in the prior year.

Cash flows used in financing activities totaled $786,000 for fiscal 2023, as compared to cash flows provided by financing activities of $1,560,000 for fiscal 2022. The $2,346,000 change in financing cash flows was due to a $450,000 increase in payment of dividends and a $2,356,000 decrease in proceeds from issuance of common stock, net of costs, related to the Company's at-the-market offering in the prior year period, partially offset by a $490,000 decrease in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividends

The following table sets forth the cash dividends paid per share of common stock during fiscal 2023 and 2022.

Record Date	Date of Payment	Dividend Paid
August 24, 2023	September 11, 2023	$0.015
May 25, 2023	June 12, 2023	$0.015
February 23, 2023	March 13, 2023	$0.015
December 27, 2022	January 11, 2023	$0.015
August 23, 2022	September 6, 2022	$0.015

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received an interest-free loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($45,000) under the program. The CEBA loan was interest-free with no principal payments required until December 31, 2023 and if the Company repaid 66.7% of the principal amount prior to December 31, 2023, 33.3% of the loan would be forgiven.

In September 2023, the Company repaid the loan balance of CAD$40,000 and the remaining loan balance of CAD$20,000 was forgiven per the terms of the CEBA loan agreement. Accordingly, as a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $15,000 during the year ended September 30, 2023, which was included in the “Gas processing and other” line item in the accompanying Consolidated Statements of Operations.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $323,000 from $11,052,000 in fiscal 2022 to $10,729,000 in fiscal 2023.

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. In connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and has paid $4,293,000 for its share of the costs to drill, complete and equip the wells during the year ended September 30, 2023. The two gross (0.3 net) non-operated wells began producing in late April 2023 and the Company’s share of net production from these wells totaled 12,000 barrels of oil, 12,000 barrels of natural gas liquids, and 121,000 Mcf of natural gas during the year ended September 30, 2023.

In the quarter ended March 31, 2023, the Company participated in the drilling of three gross (0.9 net) non-operated wells in the Twining area of Alberta, Canada. All three wells were completed and began producing during the latter part of the three months ended June 30, 2023. Capital expenditures incurred for the drilling of these wells and Twining facilities during the year ended September 30, 2023 totaled approximately $4,770,000.

In fiscal 2022, the Company participated in the drilling of six gross (1.7 net) non-operated wells in the Twining area. Capital expenditures incurred by the Company for these non-operated wells totaled $4,366,000 for the year ended September 30, 2022. Additionally, the Company drilled one gross (1.0 net)

operated well in the Twining area and capital expenditures incurred by the Company for this well was $2,852,000 for the year ended September 30, 2022.

Oil and Natural Gas Property Acquisitions and Dispositions

Fiscal 2022

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

There were no significant oil and natural gas property dispositions during the year ended September 30, 2022. The $503,000 of proceeds from sale of oil and natural gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2022 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on fiscal 2021’s oil and natural gas property sales.

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

After the abandonment/closure order was issued for Manyberries, the OWA created a WIP program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and may need to pay the remaining balance of $637,000 by August 2024. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As at September 30, 2023, the Company recognized a cumulative reduction in the deposit balance of $300,000 for work performed under this program.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
◦Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests;
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

Dallas, Texas
December 18, 2023

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,830,000	$12,804,000
Accounts and other receivables, net of allowance for doubtful accounts of: $284,000 at September 30, 2023; $231,000 at September 30, 2022	3,246,000	4,361,000
Income taxes receivable	16,000	—
Other current assets	2,993,000	2,932,000
Total current assets	9,085,000	20,097,000
Asset for retirement benefits	4,471,000	3,385,000
Operating lease right-of-use assets	54,000	132,000
Property and equipment:
Proved oil and natural gas properties, net (full cost method)	21,302,000	13,232,000
Drilling rigs and other property and equipment, net	509,000	369,000
Total property and equipment, net	21,811,000	13,601,000
Total assets	$35,421,000	$37,215,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$881,000	$1,462,000
Accrued capital expenditures	1,099,000	1,655,000
Accrued compensation	726,000	999,000
Accrued operating and other expenses	1,747,000	1,576,000
Current portion of asset retirement obligation	1,536,000	1,327,000
Other current liabilities	609,000	1,908,000
Total current liabilities	6,598,000	8,927,000
Long-term debt	—	44,000
Operating lease liabilities	47,000	117,000
Liability for retirement benefits	1,664,000	1,649,000
Asset retirement obligation	8,297,000	7,129,000
Deferred income tax liabilities	58,000	188,000
Total liabilities	16,664,000	18,054,000
Commitments and contingencies (Note 17)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares:
10,158,678 issued at September 30, 2023; 10,124,587 issued at September 30, 2022	5,079,000	5,062,000
Additional paid-in capital	7,687,000	7,351,000
Retained earnings	6,160,000	7,720,000
Accumulated other comprehensive income, net	2,104,000	1,294,000
Treasury stock, at cost:
167,900 shares at September 30, 2023 and 2022	(2,286,000)	(2,286,000)
Total stockholders’ equity	18,744,000	19,141,000
Non-controlling interests	13,000	20,000
Total equity	18,757,000	19,161,000
Total liabilities and equity	$35,421,000	$37,215,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2023	2022
Revenues:
Oil and natural gas	$19,376,000	$22,581,000
Contract drilling	5,427,000	4,540,000
Sale of interest in leasehold land	265,000	1,295,000
Gas processing and other	201,000	129,000
	25,269,000	28,545,000
Costs and expenses:
Oil and natural gas operating	10,434,000	9,439,000
Contract drilling operating	5,669,000	4,591,000
General and administrative	6,956,000	8,044,000
Depletion, depreciation, and amortization	4,457,000	2,778,000
Impairment of assets	—	89,000
Foreign currency (gain) loss	(76,000)	484,000
Interest expense	2,000	1,000
Gain on sale of assets	(551,000)	—
	26,891,000	25,426,000
(Loss) earnings before equity in income of affiliates and income taxes	(1,622,000)	3,119,000
Equity in income of affiliates	758,000	3,400,000
(Loss) earnings before income taxes	(864,000)	6,519,000
Income tax (benefit) provision	(53,000)	347,000
Net (loss) earnings	(811,000)	6,172,000
Less: Net earnings attributable to non-controlling interests	150,000	659,000
Net (loss) earnings attributable to Barnwell Industries, Inc. stockholders	$(961,000)	$5,513,000
Basic net (loss) earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.10)	$0.57
Diluted net (loss) earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.10)	$0.57
Weighted-average number of common shares outstanding:
Basic	9,969,856	9,732,936
Diluted	9,969,856	9,732,936

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended September 30,
	2023	2022
Net (loss) earnings	$(811,000)	$6,172,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(2,000)	(40,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	(79,000)	—
Net actuarial gain arising during the period, net of taxes of $0	891,000	1,302,000
Total other comprehensive income	810,000	1,262,000
Total comprehensive (loss) income	(1,000)	7,434,000
Less: Comprehensive income attributable to non-controlling interests	(150,000)	(659,000)
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(151,000)	$6,775,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2023 and 2022

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2021	9,445,625	$4,807,000	$4,590,000	$2,356,000	$32,000	$(2,286,000)	$8,000	$9,507,000
Net earnings	—	—	—	5,513,000	—	—	659,000	6,172,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(40,000)	—	—	(40,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(647,000)	(647,000)
Share-based compensation	—	—	657,000	—	—	—	—	657,000
Issuance of common stock, net of costs	509,467	255,000	2,101,000	—	—	—	—	2,356,000
Issuance of common stock for services	1,595	—	3,000	—	—	—	—	3,000
Dividends declared, $0.015 per share	—	—	—	(149,000)	—	—	—	(149,000)
Retirement plans:
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	1,302,000	—	—	1,302,000
Balance at September 30, 2022	9,956,687	5,062,000	7,351,000	7,720,000	1,294,000	(2,286,000)	20,000	19,161,000
Net (loss) earnings	—	—	—	(961,000)	—	—	150,000	(811,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(2,000)	—	—	(2,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(157,000)	(157,000)
Share-based compensation	—	—	263,000	—	—	—	—	263,000
Issuance of common stock for services	34,091	17,000	73,000	—	—	—	—	90,000
Dividends declared, $0.060 per share	—	—	—	(599,000)	—	—	—	(599,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(79,000)	—	—	(79,000)
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	891,000	—	—	891,000
Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(811,000)	$6,172,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Equity in income of affiliates	(758,000)	(3,400,000)
Depletion, depreciation, and amortization	4,457,000	2,778,000
Impairment of assets	—	89,000
Gain on sale of assets	(551,000)	—
Sale of interest in leasehold land, net of fees paid	(233,000)	(1,137,000)
Distributions of income from equity investees	539,000	3,170,000
Retirement benefits income	(252,000)	(272,000)
Accretion of asset retirement obligation	808,000	767,000
Deferred income tax benefit	(130,000)	(171,000)
Asset retirement obligation payments	(1,005,000)	(942,000)
Share-based compensation expense	263,000	657,000
Common stock issued for services	90,000	3,000
Non-cash rent income	(25,000)	(1,000)
Retirement plan contributions and payments	(3,000)	(3,000)
Bad debt expense	38,000	124,000
Foreign currency (gain) loss	(76,000)	484,000
Gain on debt extinguishment	(15,000)	—
Decrease from changes in current assets and liabilities	(393,000)	(1,027,000)
Net cash provided by operating activities	1,943,000	7,291,000
Cash flows from investing activities:
Distributions from equity investees in excess of earnings	219,000	230,000
Proceeds from sale of interest in leasehold land, net of fees paid	233,000	1,137,000
Proceeds from sale of oil and natural gas assets	—	503,000
Proceeds from sale of contract drilling assets	—	687,000
Deposit for sale of contract drilling asset	—	551,000
Payments to acquire oil and natural gas properties	—	(1,563,000)
Capital expenditures - oil and natural gas	(11,304,000)	(8,607,000)
Capital expenditures - all other	(328,000)	(50,000)
Net cash used in investing activities	(11,180,000)	(7,112,000)
Cash flows from financing activities:
Repayment of long-term debt	(30,000)	—
Distributions to non-controlling interests	(157,000)	(647,000)
Proceeds from issuance of stock, net of costs	—	2,356,000
Payment of dividends	(599,000)	(149,000)
Net cash (used in) provided by financing activities	(786,000)	1,560,000
Effect of exchange rate changes on cash and cash equivalents	49,000	(214,000)
Net (decrease) increase in cash and cash equivalents	(9,974,000)	1,525,000
Cash and cash equivalents at beginning of year	12,804,000	11,279,000
Cash and cash equivalents at end of year	$2,830,000	$12,804,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S., 2) investing in land interests in Hawaii, and 3) drilling wells and installing and repairing water pumping systems in Hawaii.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, contract drilling estimated costs to complete, and proved oil and natural gas reserves, and such assumptions may impact the amount at which such items are recorded.

Reclassifications

Certain reclassifications of prior period amounts have been made in Note 9 to conform to the current period presentations. These reclassifications had no effect on previously reported net earnings, cash flows, total assets, or stockholders' equity.

Revenue Recognition

Barnwell operates in and derives revenue from the following three principal business segments:

•Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and the U.S.

•Land Investment Segment - Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas - Barnwell’s investments in oil and natural gas properties are located in Alberta, Canada, Oklahoma, and Texas. These property interests are principally held under governmental leases or licenses. Barnwell sells the large majority of its oil, natural gas and natural gas liquids production under short-term contracts between itself and marketers based on prices indexed to market prices and recognizes revenue at a point in time when the oil, natural gas and natural gas liquids are delivered, as this is where Barnwell’s performance obligation is satisfied and title has passed to the customer.

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

Share-based Compensation

Share-based compensation cost for Barnwell’s equity-classified stock options, restricted stock units, and common stock issued for services is measured at fair value and is recognized as an expense over the requisite service period. For stock options, Barnwell utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. If the Company does not have sufficient historical data regarding employee exercise behavior, the “simplified method” as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment is utilized to estimate the expected terms of the options. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Expected dividends are based on historical dividend payments. For restricted stock units, Barnwell utilizes the closing market price of the Company’s common stock on the grant date reduced by the present value of the dividends expected to be paid on the underlying shares of common stock during the requisite service period (as these awards are not entitled to receive dividends until vested) to determine the fair value of each restricted stock unit award. For common stock issued for services, Barnwell utilizes the closing market price of the Company’s common stock on the grant date to determine the fair value of the common stock issued for services. The Company's policy is to recognize forfeitures as they occur.

Retirement Plans

Barnwell accounts for its defined benefit pension plan and Supplemental Executive Retirement Plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 8.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $59,000 based on the assets of the plan at September 30, 2023.

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

Our operations in Texas are subject to a franchise tax assessed by the state of Texas which is presented as income tax expense.

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

Foreign Currency Translations and Transactions

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate. Operating results of foreign subsidiaries are translated at average exchange rates during the period. Translation adjustments have no effect on net income and are included in “Accumulated other comprehensive income, net” in the accompanying Consolidated Balance Sheets.

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

Options to purchase 546,781 shares of common stock and 18,605 restricted stock units were excluded from the computation of diluted shares for the year ended September 30, 2023, as their inclusion would have been anti-dilutive. Options to purchase 615,000 shares were excluded from the computation of diluted shares for the year ended September 30, 2022, as their inclusion would have been anti-dilutive.

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations are detailed in the following tables:

	Year ended September 30, 2023
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss	$(961,000)	9,969,856	$(0.10)
Effect of dilutive securities - common stock options and restricted stock units	—	—
Diluted net loss	$(961,000)	9,969,856	$(0.10)

	Year ended September 30, 2022
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings	$5,513,000	9,732,936	$0.57
Effect of dilutive securities - common stock options	—	—
Diluted net earnings	$5,513,000	9,732,936	$0.57

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

The partnerships derive income from the sale of residential parcels in Increment I, of which only two lots remain to be sold as of September 30, 2023, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by the developer of Increment II as of the date of this report.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. During the year ended September 30, 2023, Barnwell received cash distributions of $758,000 from the Kukio Resort Land Development Partnership resulting in a net amount of $674,000, after distributing $84,000 to non-controlling interests. During the year ended September 30, 2022, Barnwell received cash distributions of $3,400,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $3,028,000, after distributing $372,000 to non-controlling interests.

 Equity in income of affiliates was $758,000 for the year ended September 30, 2023, as compared to equity in income of affiliates of $3,400,000 for the year ended September 30, 2022.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2023	2022
Revenue	$13,055,000	$24,577,000
Gross profit	$7,733,000	$16,934,000
Net earnings	$4,436,000	$13,763,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the year ended September 30, 2023 was equivalent to the $758,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $708,000 at September 30, 2023 and $958,000 at September 30, 2022.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 19).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. One single-family lot was sold during the year ended September 30, 2023 and two single-family lots, of the 80 lots developed within Increment I, remained to be sold as of September 30, 2023. The developer had consolidated these two remaining lots into one large lot but has since split them back into the original two lots.

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

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues (see Note 17 “Commitments and Contingencies - Other Matters”):

	Year ended September 30,
	2023	2022
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$265,000	$1,295,000
Fees - included in general and administrative expenses	(32,000)	(158,000)
Sale of interest in leasehold land, net of fees paid	$233,000	$1,137,000

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

	September 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$83,000	$623,000
Accounts and other receivables	175,000	606,000
Oil and natural gas properties, full cost method of accounting:
Proved properties, net	544,000	655,000
Total assets	$802,000	$1,884,000

LIABILITIES
Accounts payable	$10,000	$15,000
Accrued operating and other expenses	15,000	26,000
Total liabilities	$25,000	$41,000

5.    ASSET HELD FOR SALE

In September 2022, the Company entered into a purchase and sale agreement with an independent third party for the sale of a contract drilling segment drilling rig and received a payment of $551,000, net of related costs. At September 30, 2022, the legal title for the drilling rig had not yet transferred to the buyer and therefore, the Company did not record a sale during the year ended September 30, 2022. The proceeds received from the buyer was recognized as a deposit and recorded in “Other Current Liabilities” on the Company's Consolidated Balance Sheet at September 30, 2022. No amount was recorded as assets held for sale at September 30, 2022 as the drilling rig was fully depreciated and therefore had a net book value of zero. In October 2022, the legal title for the drilling rig was transferred to the buyer and as a result, the Company recognized a $551,000 gain on the sale of the drilling rig during the year ended September 30, 2023.

6.                                   OIL AND NATURAL GAS PROPERTIES

Fiscal 2023 Investments and Acquisitions

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. In connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and has paid $4,293,000 for its share of the costs to drill, complete and equip the wells during the year ended September 30, 2023. The two Texas wells began producing in late April 2023. Additionally, in connection with the entry into this agreement, the Company was obligated to pay a broker’s fee of 5.0% of the capital invested under this arrangement, which expired in November 2023, to Four Pines Exploration LLC - Exploration - Series 1 (“Four Pines”). Four Pines is controlled by Mr. Colin O’Farrell who is an affiliate of Teton Barnwell (see Note 19 for additional details). As of September 30, 2023, the Company has paid $255,000 in broker fees to Four Pines related to this arrangement.

Fiscal 2022 Acquisitions and Dispositions

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

There were no significant oil and natural gas property dispositions during the year ended September 30, 2022. The $503,000 of proceeds from sale of oil and natural gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2022 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on fiscal 2021’s oil and natural gas property sales.

7.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2023:
Proved oil and natural gas properties (full cost method)		$80,851,000	$(59,549,000)	$21,302,000
Drilling rigs and equipment	3 – 10 years	6,618,000	(6,127,000)	491,000
Other property and equipment	3 – 10 years	605,000	(587,000)	18,000
Total		$88,074,000	$(66,263,000)	$21,811,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2022:
Proved oil and natural gas properties (full cost method)		$67,883,000	$(54,651,000)	$13,232,000
Drilling rigs and equipment	3 – 10 years	6,304,000	(5,943,000)	361,000
Other property and equipment	3 – 10 years	619,000	(611,000)	8,000
Total		$74,806,000	$(61,205,000)	$13,601,000

See Note 6 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2023 and 2022.

Asset Retirement Obligation

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2023	2022
Asset retirement obligation as of beginning of year	$8,456,000	$7,053,000
Obligations incurred on new wells drilled or acquired	21,000	1,682,000
Liabilities associated with properties sold	—	(483,000)
Revision of estimated obligation	1,462,000	1,021,000
Accretion expense	808,000	767,000
Payments	(1,005,000)	(942,000)
Foreign currency translation adjustment	91,000	(642,000)
Asset retirement obligation as of end of year	9,833,000	8,456,000
Less current portion	(1,536,000)	(1,327,000)
Asset retirement obligation, long-term	$8,297,000	$7,129,000

Asset retirement obligations were reduced by nil and $483,000 in fiscal 2023 and 2022, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Asset retirement obligations increased by $1,462,000 and $1,021,000 in fiscal 2023 and 2022, respectively, primarily due to upward revisions from acceleration in the estimated timing of future abandonments as a result of changes in the estimated economic lives and costs of certain wells due to updated information received and changes in management's discretionary timing of abandonment projects due to an increase in estimated funds available. Asset retirement obligations also increased by $21,000 and $1,682,000 in fiscal 2023 and 2022, respectively, due primarily to our wells drilled and acquisitions (see Note 6 for additional details on acquisitions). The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and natural gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 13.5%.

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

After the abandonment/closure order was issued for Manyberries, the OWA created a WIP program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and may need to pay the remaining balance of $637,000 by August 2024. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As of September 30, 2023, the Company recognized a cumulative reduction in the deposit balance of $300,000 for work performed under this program.

8.                                   RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive 5 years average earnings. Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Executive Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan. Effective December 31, 2019, the accrual of benefits for all participants in the Pension Plan and SERP was frozen and the plans were closed to new participants from that point forward.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension Plan		SERP
	September 30,
	2023	2022	2023	2022
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$7,931,000	$10,365,000	$1,715,000	$2,136,000
Interest cost	406,000	290,000	88,000	60,000
Actuarial gain	(394,000)	(2,418,000)	(66,000)	(478,000)
Benefits paid	(432,000)	(306,000)	(3,000)	(3,000)
Benefit obligation at end of year	7,511,000	7,931,000	1,734,000	1,715,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	11,316,000	12,594,000	—	—
Actual return on plan assets	1,098,000	(972,000)	—	—
Benefits paid	(432,000)	(306,000)	—	—
Fair value of plan assets at end of year	11,982,000	11,316,000	—	—
Funded status	$4,471,000	$3,385,000	$(1,734,000)	$(1,715,000)

	Pension Plan		SERP
	September 30,
	2023	2022	2023	2022
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$4,471,000	$3,385,000	$—	$—
Current liabilities	—	—	(70,000)	(66,000)
Noncurrent liabilities	—	—	(1,664,000)	(1,649,000)
Net amount	$4,471,000	$3,385,000	$(1,734,000)	$(1,715,000)
Amounts recognized in accumulated other comprehensive income before income taxes:
Net actuarial gain	$(1,178,000)	$(353,000)	$(330,000)	$(343,000)
Accumulated other comprehensive income	$(1,178,000)	$(353,000)	$(330,000)	$(343,000)

The accumulated benefit obligation for the Pension Plan was $7,511,000 and $7,931,000 at September 30, 2023 and 2022, respectively. The accumulated benefit obligation for the SERP was $1,734,000 and $1,715,000 at September 30, 2023 and 2022, respectively. The accumulated benefit obligations are the same as the projected benefit obligations due to the Pension Plan and SERP being frozen as of December 31, 2019.

Currently, no contributions are planned to be made to the Pension Plan during fiscal 2024. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2024 is not material. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The Pension Plan actuarial gains in fiscal 2023 were primarily due to an increase in the discount rate and actual investment returns that were greater than the assumed rate of return. The SERP actuarial gains in fiscal 2023 were primarily due to an increase in the discount rate.

The Pension Plan actuarial gains in fiscal 2022 were primarily due to an increase in the discount rate, partially offset by an actuarial loss resulting from actual investment returns that were less than the assumed rate of return. The SERP actuarial gains in fiscal 2022 were primarily due to an increase in the discount rate.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension Plan		SERP
	Year ended September 30,
	2023	2022	2023	2022
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	5.62%	5.25%	5.62%	5.25%
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	5.25%	2.84%	5.25%	2.84%
Expected return on plan assets	6.00%	5.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

We select a discount rate by reference to yields available on the ICE Bank of America Merrill Lynch AA-AAA 15+ Index at our consolidated balance sheet date. The expected return on plan assets is based on an actuarial model which takes into consideration our investment mix and market conditions.

The components of net periodic benefit (income) cost are as follows:

	Pension Plan		SERP
	Year ended September 30,
	2023	2022	2023	2022
Net periodic benefit (income) cost for the year:
Interest cost	$406,000	$290,000	$88,000	$60,000
Expected return on plan assets	(667,000)	(622,000)	—	—
Amortization of net actuarial gain	—	—	(79,000)	—
Net periodic benefit (income) cost	$(261,000)	$(332,000)	$9,000	$60,000

The benefits expected to be paid under the retirement plans as of September 30, 2023 are as follows:

	Pension Plan	SERP
Expected Benefit Payments:
Fiscal year ending September 30, 2024	$402,000	$70,000
Fiscal year ending September 30, 2025	$552,000	$140,000
Fiscal year ending September 30, 2026	$545,000	$138,000
Fiscal year ending September 30, 2027	$537,000	$137,000
Fiscal year ending September 30, 2028	$574,000	$142,000
Fiscal years ending September 30, 2029 through 2033	$2,990,000	$712,000

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

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2023	2022
Cash and other	0% - 25%	2%	14%
Fixed income securities	15% - 40%	32%	34%
Equity securities	45% - 75%	66%	52%

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
September 30, 2023	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$263,000	$263,000	$—	$—
U.S. treasury and government securities	709,000	709,000	—	—
Fixed income exchange-traded funds	3,102,000	3,102,000	—	—
Preferred securities	47,000	47,000	—	—
Equities	7,861,000	7,861,000	—	—
Total	$11,982,000	$11,982,000	$—	$—

		Fair Value Measurements Using:
September 30, 2022	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$1,539,000	$1,539,000	$—	$—
Corporate bonds	1,000	1,000	—	—
U.S. treasury and government securities	561,000	561,000	—	—
Fixed income exchange-traded funds	3,223,000	3,223,000	—	—
Preferred securities	67,000	67,000	—	—
Equity securities exchange-traded funds	408,000	408,000	—	—
Equities	5,517,000	5,517,000	—	—
Total	$11,316,000	$11,316,000	$—	$—

9.                           INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting the (loss) earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2023	2022
United States	$(2,414,000)	$739,000
Canada	1,400,000	5,121,000
	$(1,014,000)	$5,860,000

The components of the income tax (benefit) provision related to the above (loss) earnings are as follows:

	Year ended September 30,
	2023	2022
Current provision:
United States – Federal
Before operating loss carryforwards	$—	$727,000
Benefit of operating loss carryforwards	—	(665,000)
After operating loss carryforwards	—	62,000
United States – State
Before operating loss carryforwards	47,000	518,000
Benefit of operating loss carryforwards	—	(62,000)
After operating loss carryforwards	47,000	456,000
Canadian
Before operating loss carryforwards	274,000	510,000
Benefit of operating loss carryforwards	(244,000)	(510,000)
After operating loss carryforwards	30,000	—
Total current	77,000	518,000
Deferred benefit:
United States – State	(130,000)	(171,000)
Total deferred	(130,000)	(171,000)
	$(53,000)	$347,000
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. The Company operates two subsidiaries in Canada, one of which is a U.S. corporation operating as a branch in Canada that is treated as a non-resident for Canadian tax purposes and thus has operating results that cannot be offset against or combined with the other Canadian subsidiary that files as a resident for Canadian tax purposes. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. Income from our investment in the Oklahoma oil venture is 100% allocable to Oklahoma. As such, Barnwell receives no benefit from consolidated or unitary losses and, therefore, is subject to Oklahoma state taxes. Consolidated taxes also include the impacts of favorable state jurisdiction provision to tax return true-ups. Our operations in Texas are subject to a franchise tax assessed by the state of Texas, however no significant amounts have been incurred to date.
In addition, Canadian jurisdiction net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company's continuing full valuation allowance, were partially utilized in that jurisdiction in the current year. The net operating loss carryforwards beyond the current year’s utilization continue to have a full valuation allowance as realization of their benefit is not more likely than not.
Included in the current income tax provision for the year ended September 30, 2022 is a $62,000 expense for income tax penalties and interest thereon for the non-filing of IRS Form 8858 in each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company prepared amended U.S. federal tax returns for each of these years to include Form 8858 and a statement of reasonable cause. The amended returns were filed in September and October 2023 and the Company requested abatement of any potential penalties and interest which could subsequently be assessed. The Company is awaiting a response from the IRS and the probability of success of the abatement request remains uncertain. No additional expenses related to the potential penalties and interest were included in the current income tax provision for the year ended September 30, 2023.
A reconciliation between the reported income tax (benefit) expense and the amount computed by multiplying the (loss) earnings attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2023	2022
Tax (benefit) provision computed by applying statutory rate	$(213,000)	$1,231,000
Increase (decrease) in the valuation allowance	182,000	(1,450,000)
Additional effect of the foreign tax provision on the total tax provision	(4,000)	130,000
U.S. state income tax (benefit) provision, net of federal effect	(9,000)	330,000
U.S. state provision to tax return adjustments	(106,000)	(45,000)
Uncertain tax positions	—	62,000
Other	97,000	89,000
	$(53,000)	$347,000

The U.S. state provision to tax return adjustments in the table above was treated as a separate item in fiscal 2023 due to the significance of its impact on the fiscal 2023 reconciliation, and the corresponding fiscal 2022 amount was reclassified to conform to the current year presentation. The reclassification had no impact on previously reported net earnings, cash flows, total assets, or stockholders' equity. Additionally, the changes in the valuation allowance shown in the table above exclude the impact of changes in the valuation allowance of items that are incorporated within the respective reconciliation line items elsewhere in the table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2023	2022
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$928,000	$953,000
U.S. federal net operating loss carryover	9,406,000	8,258,000
U.S. state unitary net operating loss carryovers	1,177,000	1,117,000
Canadian net operating loss carryovers	1,025,000	877,000
Tax basis of investment in land in excess of book basis under U.S. tax law	25,000	26,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	275,000	568,000
Asset retirement obligation accrued for books but not for tax under U.S. tax law	1,084,000	959,000
Asset retirement obligation accrued for books but not for tax under Canadian tax law	2,461,000	2,120,000
Other liabilities accrued for books but not for tax under U.S. tax law	612,000	634,000
Foreign currency loss under U.S. tax law	68,000	102,000
Foreign currency loss under Canadian tax law	81,000	124,000
Other	116,000	278,000
Total gross deferred income tax assets	17,258,000	16,016,000
Less valuation allowance	(12,439,000)	(12,608,000)
Net deferred income tax assets	4,819,000	3,408,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(926,000)	(280,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(133,000)	(545,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(40,000)	(166,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(906,000)	(121,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. state tax law	(19,000)	(23,000)
U.S. tax law impact of foreign branch deferred tax asset under Canadian tax law	(1,655,000)	(1,465,000)
Retirement plan asset accrued for books but not for tax under U.S. tax law	(939,000)	(711,000)
Other	(259,000)	(285,000)
Total deferred income tax liabilities	(4,877,000)	(3,596,000)
Net deferred income tax liability	$(58,000)	$(188,000)

Reported as:
Deferred income tax assets	—	—
Deferred income tax liabilities	(58,000)	(188,000)
Net deferred income tax liability	$(58,000)	$(188,000)

The asset retirement obligation accrued for books but not for tax under U.S. tax law and the retirement plan asset accrued for books but not for tax under U.S. tax law amounts in the table above were treated as separate items in fiscal 2023 to provide additional specificity as to the nature of the items, and the corresponding fiscal 2022 amounts were reclassified to conform to the current year presentation. The reclassifications had no impact on the previously reported valuation allowance or previously reported net earnings, cash flows, total assets, or stockholders' equity.

The total valuation allowance decreased $169,000 for the year ended September 30, 2023. The decrease was due to current fiscal year operational activity that resulted in changes in deferred tax asset and liability balances, and there were no changes in judgment about the realizability of related deferred tax assets in future years. Of the total net decrease in the valuation allowance for fiscal 2023, $4,000 was recognized as an income tax benefit and $165,000 was credited to accumulated other comprehensive income.

Net deferred tax assets at September 30, 2023 of $4,819,000 consists of the portion of deferred tax assets that are estimated to be partially realized through corresponding concurrent reversals of deferred tax liabilities related to the Kukio Resort Land Development Partnerships' excess of book income over taxable income, the book basis of property and equipment in excess of tax basis, foreign branch deferred taxes, retirement plan assets accrued for books but not for tax under U.S. tax law, and certain other minor deferred tax liabilities.

At September 30, 2023, Barnwell had U.S. federal foreign tax credit carryovers, U.S. federal net operating loss carryovers, U.S. state net operating loss carryovers and Canadian net operating loss carryovers totaling $928,000, $44,790,000, $18,387,000 and $3,816,000, respectively. All four items were fully offset by valuation allowances at September 30, 2023. The U.S. federal net operating loss carryovers generated through September 30, 2018 expire in fiscal years 2032-2038, the U.S. state unitary net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2033-2037, the Canadian net operating loss carryovers expire in fiscal years 2039-2043, and the foreign tax credit carryovers expire in fiscal years 2024-2025. The U.S. federal net operating loss carryovers generated in fiscal years 2019-2023 and the U.S. state net operating loss carryovers generated in fiscal years 2018-2023 have no expiry, however utilization of the U.S. state and U.S. federal net operating loss carryovers generated in these and future years are limited to 80% of taxable income.

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

Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2023	2022
Balance at beginning of year	$62,000	$—
Effect of tax positions taken in prior years	—	60,000
Accrued interest related to tax positions taken	—	2,000
Balance at end of year	$62,000	$62,000
Uncertain tax positions at September 30, 2023 are related to the potential assessment of penalties and interest for the failure to file a certain foreign information form with each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company filed amended U.S. federal income tax returns which included the missing form and statement of reasonable cause for these years in September and October 2023 and requested abatement of any potential penalties and interest which could subsequently be assessed. The Company is awaiting a response from the IRS and the probability of success of the abatement request remains uncertain.
Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2023:

Jurisdiction	Fiscal Years Open
U.S. federal	2020 – 2022
Various U.S. states	2020 – 2022
Canada federal	2016 – 2022
Various Canadian provinces	2016 – 2022

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the years ended September 30, 2023 and 2022.

	Year ended September 30, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$14,259,000	$—	$—	$—	$14,259,000
Natural gas	3,441,000	—	—	—	3,441,000
Natural gas liquids	1,676,000	—	—	—	1,676,000
Drilling and pump	—	5,427,000	—	—	5,427,000
Contingent residual payments	—	—	265,000	—	265,000
Other	—	—	—	114,000	114,000
Total revenues before interest income	$19,376,000	$5,427,000	$265,000	$114,000	$25,182,000
Geographical regions:
United States	$2,746,000	$5,427,000	$265,000	$10,000	$8,448,000
Canada	16,630,000	—	—	104,000	16,734,000
Total revenues before interest income	$19,376,000	$5,427,000	$265,000	$114,000	$25,182,000
Timing of revenue recognition:
Goods transferred at a point in time	$19,376,000	$—	$265,000	$114,000	$19,755,000
Services transferred over time	—	5,427,000	—	—	5,427,000
Total revenues before interest income	$19,376,000	$5,427,000	$265,000	$114,000	$25,182,000

	Year ended September 30, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$15,747,000	$—	$—	$—	$15,747,000
Natural gas	4,527,000	—	—	—	4,527,000
Natural gas liquids	2,307,000	—	—	—	2,307,000
Drilling and pump	—	4,540,000	—	—	4,540,000
Contingent residual payments	—	—	1,295,000	—	1,295,000
Other	—	—	—	111,000	111,000
Total revenues before interest income	$22,581,000	$4,540,000	$1,295,000	$111,000	$28,527,000
Geographical regions:
United States	$3,496,000	$4,540,000	$1,295,000	$9,000	$9,340,000
Canada	19,085,000	—	—	102,000	19,187,000
Total revenues before interest income	$22,581,000	$4,540,000	$1,295,000	$111,000	$28,527,000
Timing of revenue recognition:
Goods transferred at a point in time	$22,581,000	$—	$1,295,000	$111,000	$23,987,000
Services transferred over time	—	4,540,000	—	—	4,540,000
Total revenues before interest income	$22,581,000	$4,540,000	$1,295,000	$111,000	$28,527,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	September 30,
	2023	2022	2021
Accounts receivables from contracts with customers	$2,931,000	$4,038,000	$2,797,000
Contract assets	958,000	580,000	581,000
Contract liabilities	377,000	1,087,000	455,000

    Accounts receivables from contracts with customers are included in “Accounts and other receivables, net of allowance for doubtful accounts,” in the accompanying Consolidated Balance Sheets and contract assets, which includes costs and estimated earnings in excess of billings and retainage, are included in “Other current assets” in the accompanying Consolidated Balance Sheets. Contract liabilities, which includes billings in excess of costs and estimated earnings are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of September 30, 2023 and 2022, the Company had $377,000 and $1,087,000, respectively, included in “Other current liabilities” on the Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

    During the years ended September 30, 2023 and 2022, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $1,015,000 and $394,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At September 30, 2023, the Company had five contract drilling jobs with original expected durations of greater than one year. For these contracts, 100% of the remaining performance obligation of $3,587,000 is expected to be recognized in the next twelve months.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of September 30, 2023 and 2022, the Company had $504,000 and $689,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the years ended September 30, 2023 and 2022, the amortization of preconstruction costs related to contracts was $326,000 and $296,000, respectively. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the years ended September 30, 2023 and 2022.

Uninstalled Materials

    Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. As of of September 30, 2023 and 2022, uninstalled materials was $348,000 and $351,000, respectively. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Consolidated Balance Sheets.

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

	Year ended September 30,
	2023	2022
Revenues:
Oil and natural gas	$19,376,000	$22,581,000
Contract drilling	5,427,000	4,540,000
Land investment	265,000	1,295,000
Other	114,000	111,000
Total before interest income	25,182,000	28,527,000
Interest income	87,000	18,000
Total revenues	$25,269,000	$28,545,000
Depletion, depreciation, and amortization:
Oil and natural gas	$4,269,000	$2,606,000
Contract drilling	186,000	171,000
Other	2,000	1,000
Total depletion, depreciation, and amortization	$4,457,000	$2,778,000
Impairment:
Land investment	$—	$89,000
Total impairment	$—	$89,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$4,673,000	$10,536,000
Contract drilling	(428,000)	(222,000)
Land investment	265,000	1,206,000
Other	112,000	110,000
Gain on sale of assets	551,000	—
Total operating profit	5,173,000	11,630,000
Equity in income of affiliates:
Land investment	758,000	3,400,000
General and administrative expenses	(6,956,000)	(8,044,000)
Foreign currency gain (loss)	76,000	(484,000)
Interest expense	(2,000)	(1,000)
Interest income	87,000	18,000
(Loss) earnings before income taxes	$(864,000)	$6,519,000

Capital Expenditures:

	Year ended September 30,
	2023	2022
Oil and natural gas	$12,212,000	$13,755,000
Contract drilling	314,000	45,000
Other	14,000	5,000
Total	$12,540,000	$13,805,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 7 for additional details).

Assets By Segment:

	September 30,
	2023	2022
Oil and natural gas:
Canada	$18,855,000	$16,216,000
United States	5,917,000	1,261,000
Contract drilling (1)	3,100,000	3,260,000
Other:
Cash and cash equivalents	2,830,000	12,804,000
Asset for retirement benefits	4,471,000	3,385,000
Corporate and other	248,000	289,000
Total	$35,421,000	$37,215,000
______________

(1)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2023	2022
United States	$10,373,000	$4,540,000
Canada	15,963,000	12,578,000
Total	$26,336,000	$17,118,000

Revenue By Geographic Area:

	Year ended September 30,
	2023	2022
United States	$8,448,000	$9,340,000
Canada	16,734,000	19,187,000
Total (excluding interest income)	$25,182,000	$28,527,000

12.                           ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	Year ended September 30,
	2023	2022
Foreign currency translation:
Beginning accumulated foreign currency translation	$222,000	$262,000
Change in cumulative translation adjustment before reclassifications	(2,000)	(40,000)
Income taxes	—	—
Net current period other comprehensive loss	(2,000)	(40,000)
Ending accumulated foreign currency translation	220,000	222,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	1,072,000	(230,000)
Amortization of net actuarial gain	(79,000)	—
Net actuarial gain arising during the period	891,000	1,302,000
Income taxes	—	—
Net current period other comprehensive income	812,000	1,302,000
Ending accumulated retirement plans benefit income	1,884,000	1,072,000
Accumulated other comprehensive income, net of taxes	$2,104,000	$1,294,000

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

14.    DEBT

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received an interest-free loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($45,000) under the program. The CEBA loan was interest-free with no principal payments required until December 31, 2023 and if the Company repaid 66.7% of the principal amount prior to December 31, 2023, 33.3% of the loan would be forgiven.

In September 2023, the Company repaid the loan balance of CAD$40,000 and the remaining loan balance of CAD$20,000 was forgiven per the terms of the CEBA loan agreement. Accordingly, as a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $15,000 during the year ended September 30, 2023, which was included in the “Gas processing and other” line item in the accompanying Consolidated Statements of Operations.

15.    LEASES

The Company’s right-of-use (“ROU”) assets and lease liabilities at September 30, 2023, primarily relate to non-cancelable operating leases for our Hawaii corporate and Canadian office spaces and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

In fiscal 2022, the Company determined that the right-of-use asset related to the operating lease for the Lot 4C leasehold land zoned conservation held by Kaupulehu Developments was fully impaired as of September 30, 2022. As a result, the Company recognized an $89,000 right-of-use asset impairment expense in the year ended September 30, 2022.

    Leases recorded on the balance sheet consist of the following:

	September 30,
	2023	2022
Assets:
Operating lease right-of-use assets	$54,000	$132,000
Total right-of-use assets	$54,000	$132,000
Liabilities:
Current portion of operating lease liabilities (1)	$71,000	$105,000
Operating lease liabilities	47,000	117,000
Total lease liabilities	$118,000	$222,000
______________

(1)          Amount included in “Other Current Liabilities” in the Consolidated Balance Sheets.

The components of lease expense are as follows:

	Year ended September 30,
	2023	2022
Operating lease cost	$88,000	$108,000
Short-term lease cost	347,000	327,000
Variable lease cost	136,000	154,000
Total lease cost	$571,000	$589,000

Supplemental information related to leases is as follows:

	September 30,
	2023	2022
Cash paid related to operating lease liabilities	$114,000	$108,000
Operating leases:
Weighted-average remaining lease term (in years)	1.7	2.4
Weighted-average discount rate	5.53%	5.30%

The remaining lease payments for our operating leases as of September 30, 2023, are as follows:

Fiscal year ending:
2024	$75,000
2025	41,000
2026	8,000
2027	—
2028	—
Thereafter	—
Total lease payments	124,000
Less: amounts representing interest	(6,000)
Present value of lease liabilities	$118,000

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

16.                                   STOCKHOLDERS' EQUITY

Share-based Payment Arrangements

2018 Equity Incentive Plan

The stockholder-approved 2018 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors and provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 1,600,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2023, a total of 1,095,000 share options remain available for grant.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

Stock Options

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

The following assumptions were used in estimating the fair value for equity-classified stock options granted in the year ended September 30, 2021:

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

The following table summarizes Barnwell’s equity-classified stock options activity from October 1, 2022 through September 30, 2023:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2022	615,000	$3.36
Granted	—	—
Exercised	—	—
Expired/Forfeited	(150,000)	3.33
Outstanding at September 30, 2023	465,000	$3.37	6.7	$—
Exercisable at September 30, 2023	310,000	$3.37	6.7	$—

Compensation cost for stock option awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the years ended September 30, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of $164,000 and $657,000, respectively. There was no impact on income taxes for the years ended September 30, 2023 and 2022 due to a full valuation allowance on the related deferred tax asset. As of September 30, 2023, the total remaining unrecognized compensation cost related to nonvested stock options was $50,000, which is expected to be recognized over the weighted-average remaining requisite service period of 0.4 years.

Restricted Stock Units

On June 9, 2023, the Board of Directors of the Company granted a total of 37,312 restricted stock units to the independent directors of the Board as partial payment of fiscal 2023 director fees for their service as members of the Board from the period of April 1, 2023 to September 30, 2023. The restricted stock units vested and became nonforfeitable on September 30, 2023.

The following table summarizes Barnwell’s restricted stock units activity from October 1, 2022 through September 30, 2023:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2022	—	$—
Granted	37,312	2.65
Vested (1)	(37,312)	2.65
Forfeited	—	—
Nonvested at September 30, 2023	—	$—
______________

(1)          The underlying common stock for these vested restricted stock units were not yet issued as of September 30, 2023; in November 2023, the Company issued 9,328 shares of common stock for a portion of these vested restricted stock units.

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the year ended September 30, 2023, the Company recognized share-based compensation expense related to vested restricted stock units of $99,000. There was no share-based compensation expense related to restricted stock units recognized during the year ended September 30, 2022. There was no impact on income taxes for the year ended September 30, 2023 due to a net operating loss and net operating loss carryforwards with a full valuation allowance in the relevant taxing jurisdiction.

Common Stock Issued for Services

In May 2023, the Company issued a total of 34,091 shares of Barnwell common stock to certain independent directors for their services on behalf of the Company and the Board of Directors pertaining to the negotiations of the Cooperation Agreement and the settlement of the potential proxy contest (see Note 19 for additional details). The total value of the shares issued was $90,000 which was valued using the closing price of Barnwell's common stock on May 11, 2023, the date of grant. There was no impact on income taxes for the year ended September 30, 2023 related to the common stock issued for services due to a net operating loss and net operating loss carryforwards with a full valuation allowance in the relevant taxing jurisdiction.

Cash Dividends

The following table sets forth the cash dividends paid per share of common stock during fiscal 2023 and 2022.

Record Date	Date of Payment	Dividend Paid
August 24, 2023	September 11, 2023	$0.015
May 25, 2023	June 12, 2023	$0.015
February 23, 2023	March 13, 2023	$0.015
December 27, 2022	January 11, 2023	$0.015
August 23, 2022	September 6, 2022	$0.015

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

17.                           COMMITMENTS AND CONTINGENCIES

Incentive compensation plan

Barnwell established incentive compensation plans to compensate the four oil and natural gas segment Canadian executive officers. The value of the plans are directly related to our oil and natural gas segment's free cash flows from Canadian properties and the divestiture of Canadian oil and natural gas assets. As of September 30, 2023, Barnwell has accrued approximately $286,000 in bonus compensation under these plans and the amount is reported in “Accrued compensation” on the Consolidated Balance Sheet at September 30, 2023.

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. The pump installation and removal test was successfully completed. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of September 30, 2023 for any further costs related to this contract as there is no related probable or estimable contingent liability.

In fiscal 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which two water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. Accordingly, the Company recorded a liability of $300,000 to accrue for the costs to drill the monitoring well in the year ended September 30, 2020, and no subsequent revision to the accrual has been recorded as of September 30, 2023.

During the year ended September 30, 2023, one of our water well drilling jobs encountered an unusually hard geological formation, and the drilling has taken longer than previously anticipated which required an increase in estimated costs and resulted in the job becoming a loss job for which the Company recorded a $180,000 liability as of September 30, 2023.

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

18.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2023	2022
Increase (decrease) from changes in:
Receivables	$1,103,000	$(1,763,000)
Income tax receivable	(16,000)	15,000
Other current assets	(51,000)	(531,000)
Accounts payable	(595,000)	110,000
Accrued compensation	(278,000)	(48,000)
Other current liabilities	(556,000)	1,190,000
Decrease from changes in current assets and liabilities	$(393,000)	$(1,027,000)
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes paid (refunded), net	$100,000	$(98,000)

Capital expenditure accruals related to oil and natural gas acquisition and development decreased $575,000 during the year ended September 30, 2023 and increased $882,000 during the year ended September 30, 2022. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $1,483,000 and $2,703,000 during the years ended September 30, 2023 and 2022, respectively.

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

During the year ended September 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one lot within Increment I. During the year ended September 30, 2022, Barnwell received $1,295,000 in percentage of sales payments from KD I from the sale of six lots within Increment I.

Mr. Colin R. O'Farrell, formerly a member of the Board of Directors of the Company from July 7, 2021 to March 7, 2022, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. In February 2021, Gros Ventre and BOK, a wholly-owned subsidiary of Barnwell, entered into the Teton Operating Agreement of Teton Barnwell, an entity formed for the purpose of directly investing in oil and natural gas exploration and development in Oklahoma. Under the terms of the Teton Operating Agreement, Gros Ventre makes no capital contributions and receives 2% of the profits of Teton Barnwell. Additionally, as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. Furthermore, as discussed above, Mr. O'Farrell controls Four Pines, which, as of September 30, 2023, was paid $255,000 in broker fees in connection with the oil and natural gas investment discussed in Note 6.

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

Pursuant to the terms of the Cooperation Agreement, among other things, the Company agreed to promptly appoint Joshua S. Horowitz and Laurance Narbut, effective February 9, 2023, to serve on the Board. In addition, the Company agreed to nominate a five-person board comprised of Mr. Kinzler, Kenneth Grossman, Douglas Woodrum, and Messrs. Horowitz and Narbut as candidates for election to the Board at the 2023 Annual Meeting and the 2024 annual meeting of stockholders (the “2024 Annual Meeting”) and Mr. Kinzler and the MRMP Stockholders agreed to vote their respective shares of common stock of the Company in favor of the election of the Company’s slate at the 2023 Annual Meeting and the 2024 Annual Meeting. Additionally, pursuant to the terms of the Cooperation Agreement, the Company terminated the previously adopted Tax Benefits Preservation Plan, although the MRMP Stockholders have agreed to limit their beneficial and economic ownership of the Company to 28% of the outstanding common stock of the Company for the next 12 months and 30% for the subsequent 12-month period. In exchange for this arrangement, the Company agreed to reimburse the MRMP Stockholders and Mr. Kinzler for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) in connection with the negotiation and execution of the Cooperation Agreement and the transactions contemplated hereby and the proposed nomination of directors at the 2023 Annual Meeting. During the year ended September 30, 2023, $202,000 and $149,000 in expenses were recorded for reimbursements to MRMP Stockholders and Mr. Kinzler, respectively, under the Cooperation Agreement.

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

20.                           SUBSEQUENT EVENTS

Restricted Stock Units

In November 2023, the Board of Directors of the Company granted a total of 76,366 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting date.

Natural Gas and Oil Contracts

In November 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on a portion of the natural gas it sells to a fixed price during the period from April 1, 2024 to October 31, 2024. With these changes, the Company anticipates that during that period approximately 25% of its Canadian natural gas production will be sold at fixed prices while the remaining 75% of such production will continue to be sold at spot prices.

In December 2023, the Company amended certain of its Canadian purchase and sales contract to change the sales price on a portion of the oil it sells to a fixed price during the period from January 1, 2024 to June 30, 2024. With these changes, the Company anticipates that during that period approximately 40% of its Canadian oil production will be sold at fixed prices while the remaining 60% of such production will continue to be sold at spot prices.

Sale of Water Resources

In December 2023, the Company entered into an agreement with a construction company for the sale of Water Resources for gross proceeds of $2,000,000, subject to customary post-closing price adjustments and the purchaser’s completion of due diligence. The sale is expected to close in the first half of our fiscal 2024.

21.                           SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

22.                           SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

The following tables summarize information relative to Barnwell’s oil and natural gas operations, which are conducted in Canada and in the U.S. states of Oklahoma and Texas. Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved and proved producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)                           Oil and Natural Gas Reserves

The following tables summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids and natural gas, which are located in Canada and the U.S. states of Oklahoma and Texas. All of the information regarding Canadian reserves in this Form 10-K is derived from the report of our independent petroleum reserve engineers, InSite, and is included as an Exhibit to this Form 10-K. All of the information regarding U.S. reserves in this Form 10-K is derived from the reports of our independent petroleum reserve engineers, Ryder Scott, and are included as Exhibits to this Form 10-K. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

	Oil & NGL (Bbls)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2021	640,000	—	640,000
Revisions of previous estimates	154,000	—	154,000
Extensions, discoveries and other additions	285,000	132,000	417,000
Acquisitions of reserves	99,000	—	99,000
Less production	(188,000)	(42,000)	(230,000)
Balance at September 30, 2022	990,000	90,000	1,080,000
Revisions of previous estimates	(42,000)	48,000	6,000
Extensions, discoveries and other additions	199,000	197,000	396,000
Less production	(210,000)	(46,000)	(256,000)
Proved Reserves, September 30, 2023	937,000	289,000	1,226,000
Proved Developed Reserves, September 30, 2023	827,000	289,000	1,116,000
Proved Undeveloped Reserves, September 30, 2023	110,000	—	110,000

	Natural Gas (Mcf)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2021	2,913,000	—	2,913,000
Revisions of previous estimates	968,000	—	968,000
Extensions, discoveries and other additions	1,200,000	658,000	1,858,000
Acquisitions of reserves	223,000	—	223,000
Less sales of reserves	(13,000)	—	(13,000)
Less production	(772,000)	(192,000)	(964,000)
Balance at September 30, 2022	4,519,000	466,000	4,985,000
Revisions of previous estimates	435,000	387,000	822,000
Extensions, discoveries and other additions	1,079,000	1,078,000	2,157,000
Less production	(1,023,000)	(240,000)	(1,263,000)
Proved Reserves, September 30, 2023	5,010,000	1,691,000	6,701,000
Proved Developed Reserves, September 30, 2023	4,402,000	1,691,000	6,093,000
Proved Undeveloped Reserves, September 30, 2023	608,000	—	608,000

	Total Equivalent Reserves (Boe)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2021	1,142,000	—	1,142,000
Revisions of previous estimates	321,000	—	321,000
Extensions, discoveries and other additions	492,000	245,000	737,000
Acquisitions of reserves	137,000	—	137,000
Less sales of reserves	(2,000)	—	(2,000)
Less production	(321,000)	(75,000)	(396,000)
Balance at September 30, 2022	1,769,000	170,000	1,939,000
Revisions of previous estimates	5,000	110,000	115,000
Extensions, discoveries and other additions	379,000	377,000	756,000
Less production	(381,000)	(86,000)	(467,000)
Proved Reserves, September 30, 2023	1,772,000	571,000	2,343,000
Proved Developed Reserves, September 30, 2023	1,561,000	571,000	2,132,000
Proved Undeveloped Reserves, September 30, 2023	211,000	—	211,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities in Canada and the U.S. are summarized as follows:

	September 30, 2023
	Canada	United States	Total
Proved properties	$74,440,000	$6,411,000	$80,851,000
Unproved properties	—	—	—
Total capitalized costs	74,440,000	6,411,000	80,851,000
Accumulated depletion, depreciation, and impairment	58,477,000	1,072,000	59,549,000
Net capitalized costs	$15,963,000	$5,339,000	$21,302,000

	September 30, 2022
	Canada	United States	Total
Proved properties	$66,825,000	$1,058,000	$67,883,000
Unproved properties	—	—	—
Total capitalized costs	66,825,000	1,058,000	67,883,000
Accumulated depletion, depreciation, and impairment	54,248,000	403,000	54,651,000
Net capitalized costs	$12,577,000	$655,000	$13,232,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30, 2023
	Canada	United States	Total
Acquisition of properties:
Proved	$66,000	$—	$66,000
Unproved	—	—	—
Exploration costs	461,000	255,000	716,000
Development costs	6,331,000	5,099,000	11,430,000
Total	$6,858,000	$5,354,000	$12,212,000

	Year ended September 30, 2022
	Canada	United States	Total
Acquisition of properties:
Proved	$3,247,000	$—	$3,247,000
Unproved	—	—	—
Exploration costs	55,000	—	55,000
Development costs	10,574,000	(121,000)	10,453,000
Total	$13,876,000	$(121,000)	$13,755,000

Costs incurred in the tables above include additions and revisions to Barnwell’s asset retirement obligation of $1,483,000 and $2,703,000 for the years ended September 30, 2023 and 2022, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30, 2023
	Canada	United States	Total
Net revenues	$16,630,000	$2,746,000	$19,376,000
Production costs	(9,859,000)	(575,000)	(10,434,000)
Depletion	(3,600,000)	(669,000)	(4,269,000)
Pre-tax results of operations (1)	3,171,000	1,502,000	4,673,000
Estimated income tax expense (2)	107,000	44,000	151,000
Results of operations (1)	$3,064,000	$1,458,000	$4,522,000

	Year ended September 30, 2022
	Canada	United States	Total
Net revenues	$19,085,000	$3,496,000	$22,581,000
Production costs	(8,999,000)	(440,000)	(9,439,000)
Depletion	(2,217,000)	(389,000)	(2,606,000)
Pre-tax results of operations (1)	7,869,000	2,667,000	10,536,000
Estimated income tax expense (2)	—	107,000	107,000
Results of operations (1)	$7,869,000	$2,560,000	$10,429,000
_________________
(1)   Before general and administrative expenses, interest expense, and foreign exchange gains and losses.
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

The estimated future cash flows at September 30, 2023 and 2022 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2023 and 2022 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30, 2023
	Canada	United States	Total
Future cash inflows	$73,429,000	$15,995,000	$89,424,000
Future production costs	(41,935,000)	(4,168,000)	(46,103,000)
Future development costs	(2,958,000)	—	(2,958,000)
Future income tax expenses	(1,512,000)	(264,000)	(1,776,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	27,024,000	11,563,000	38,587,000
Future abandonment, decommissioning and reclamation	(18,585,000)	(42,000)	(18,627,000)
Future net cash flows	8,439,000	11,521,000	19,960,000
10% annual discount for timing of cash flows	4,790,000	(4,837,000)	(47,000)
Standardized measure of discounted future net cash flows	$13,229,000	$6,684,000	$19,913,000

	Year ended September 30, 2022
	Canada	United States	Total
Future cash inflows	$93,658,000	$6,676,000	$100,334,000
Future production costs	(44,523,000)	(832,000)	(45,355,000)
Future development costs	(274,000)	—	(274,000)
Future income tax expenses	(6,908,000)	(233,000)	(7,141,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	41,953,000	5,611,000	47,564,000
Future abandonment, decommissioning and reclamation	(16,719,000)	(11,000)	(16,730,000)
Future net cash flows	25,234,000	5,600,000	30,834,000
10% annual discount for timing of cash flows	(1,144,000)	(1,812,000)	(2,956,000)
Standardized measure of discounted future net cash flows	$24,090,000	$3,788,000	$27,878,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2023	2022
Beginning of year	$27,878,000	$2,645,000
Sales of oil and natural gas produced, net of production costs	(8,942,000)	(13,142,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(11,913,000)	27,828,000
Extensions and discoveries	10,767,000	8,889,000
Net change due to purchases and sales of minerals in place	—	2,451,000
Changes in future development costs	(2,959,000)	—
Revisions of previous quantity estimates	2,227,000	4,270,000
Net change in income taxes	2,868,000	(4,774,000)
Accretion of discount	905,000	(1,566,000)
Other - changes in the timing of future production and other	(1,202,000)	801,000
Other - net change in Canadian dollar translation rate	284,000	476,000
Net change	(7,965,000)	25,233,000
End of year	$19,913,000	$27,878,000

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

As of September 30, 2023, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2023 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2023, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2023, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2023, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell's common stock that may be issued upon exercise of options and rights under Barnwell's existing equity compensation plan as of September 30, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	465,000	$3.37	1,095,000
Equity compensation plans not approved by security holders	—	—	—
Total	465,000	$3.37	1,095,000

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2023, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2023, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - WEAVER AND TIDWELL, L.L.P. (PCAOB ID: 410)

Consolidated Balance Sheets – September 30, 2023 and 2022

Consolidated Statements of Operations – for the years ended September 30, 2023 and 2022

Consolidated Statements of Comprehensive (Loss) Income – for the years ended September 30, 2023 and 2022

Consolidated Statements of Equity – for the years ended September 30, 2023 and 2022

Consolidated Statements of Cash Flows – for the years ended September 30, 2023 and 2022

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2	Tax Benefits Preservation Plan, dated as of October 17, 2022, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (13)

4.3	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8	Form of Option Agreement (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

10.13	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP (17)

10.14	Form of Stock Grant Award Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (18)

10.15	Form of Director Restricted Stock Unit Award (19)

10.16	Stock Purchase Agreement, dated as of December 12, 2023, between Barnwell of Canada, Limited, Barnwell Industries, Inc. and West Maui Constructions, Inc. (20)

21	List of Subsidiaries

23.1	Consent of InSite Petroleum Consultants Ltd.

23.2	Consent of Ryder Scott Company, L.P.

23.3	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

97	Barnwell Industries, Inc. Clawback Policy

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

99.2	Reserve Report Summary prepared by Ryder Scott Company, L.P.

99.3	Reserve Report Summary prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(13)            Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on October 17, 2022.
(14)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 1, 2021.
(15)            Incorporated by reference from Definitive Proxy 2022 Appendix A filed by the Registrant on March 24, 2022.
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.
(17)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 13, 2023.
(18)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2023.
(19)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.
(20)            Certain confidential information has been omitted from a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Date:	December 18, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
Alexander C. Kinzler President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director Date: December 18, 2023	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary Date: December 18, 2023

/s/ Kenneth S. Grossman
Kenneth S. Grossman, Chairman of the Board Date: December 18, 2023

/s/ Joshua S. Horowitz	/s/ Laurance E. Narbut
Joshua S. Horowitz, Director Date: December 18, 2023	Laurance E. Narbut, Director Date: December 18, 2023

/s/ Douglas N. Woodrum
Douglas N. Woodrum, Director Date: December 18, 2023

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2	Tax Benefits Preservation Plan, dated as of October 17, 2022, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (13)

4.3	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8	Form of Option Agreement (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

10.13	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP (17)

10.14	Form of Stock Grant Award Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (18)

10.15	Form of Director Restricted Stock Unit Award (19)

10.16	Stock Purchase Agreement, dated as of December 12, 2023, between Barnwell of Canada, Limited, Barnwell Industries, Inc. and West Maui Constructions, Inc. (20)

21	List of Subsidiaries

23.1	Consent of InSite Petroleum Consultants Ltd.

23.2	Consent of Ryder Scott Company, L.P.

23.3	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

97	Barnwell Industries, Inc. Clawback Policy

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

99.2	Reserve Report Summary prepared by Ryder Scott Company, L.P.

99.3	Reserve Report Summary prepared by Ryder Scott Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(13)            Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on October 17, 2022.
(14)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 1, 2021.
(15)            Incorporated by reference from Definitive Proxy 2022 Appendix A filed by the Registrant on March 24, 2022.
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.
(17)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 13, 2023.
(18)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2023.
(19)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.
(20)            Certain confidential information has been omitted from a portion of this exhibit.