Form 10-K/A
period 2023-09-30
BARNWELL INDUSTRIES INC
filed 2024-01-26
CIK 10048

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,251,000.

As of December 12, 2023 there were 10,000,106 shares of common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was originally filed on December 18, 2023 (the “Original Filing”), solely to include the information required by Part III of Form 10-K of the Original Filing and not included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.   This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after December 18, 2023, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

SIGNATURES

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below identifies our current officers and directors.

Name	Position Held with the Company	Age
Kenneth S. Grossman 1, 3A, 4	Director, Chairman of the Board of Directors	67
Joshua S. Horowitz 1, 3, 4A	Director	46
Alexander C. Kinzler 2A	Chief Executive Officer, President, Chief Operating Officer, General Counsel and Director	65
Laurance E. Narbut [2]	Director	52
Douglas N. Woodrum 1A, 2, 3, 4	Director	66

1A Chair of the Audit Committee	[1] Member of the Audit Committee
2A Chair of the Reserves Committee	[2] Member of the Reserves Committee
3A Chair of the Compensation Committee	[3] Member of the Compensation Committee
4A Chair of the Nominating Committee	[4] Member of the Nominating Committee

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

Joshua S. Horowitz1 – Director since 2023.  Portfolio Manager at Palm Management (US) LLC.  Mr. Horowitz has held senior positions at Inverlochy Capital, an asset management firm, and Berggruen Holdings, the family office of Nicolas Berggruen.  He began his career at Crossway Partners, a value strategy investment partnership.  Mr. Horowitz holds a BS in Management, magna cum laude, from Binghamton University and also studied at the Bath School of Management in the United Kingdom.  Mr. Horowitz previously served as a Director of The Lincoln General Insurance Company (private), as well as 1347 Capital Corp (Nasdaq: TFSC), and is currently a Director and Chair of the Finance Committee of Limbach Holdings (Nasdaq: LMB), a $500m mechanical engineering concern. Since December 2023, he has served as Chairman of the Board of BK Technologies Corporation (NYSE: BKTI), a wireless communications company focused on the public safety market.  He was formerly on the Board of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) and Minim, Inc. (Nasdaq: MINM), and Interim Chairman of the Board of Birner Dental Management Services, Inc. (OTC: BDMS), where he led the Company’s sale to Mid Atlantic Dental Partners.  Mr. Horowitz also was a Board Observer at Biomerica, Inc. (Nasdaq: BMRA).  Mr. Horowitz’s background in management and the investment community gives him significant insight into corporate operations, investment opportunities, commodities and business issues facing the Company and his experience on numerous boards bring significant strategic, consensus-building and management skills to the Company.

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

Laurance E. Narbut2 – Director since 2023.  Mr. Narbut is the founder and Managing Partner of Acceleration Resources LLC, a private equity firm focusing on lower/middle market upstream energy sector since 2013.  Mr. Narbut has held senior positions at Passport Capital, Richmond Financial, SUN Capital Partners, Credit Suisse First Boston, and the Parthenon Group.  At Passport Capital, Mr. Narbut was a portfolio manager for the energy strategy, investing across multiple funds and focused on upstream oil & gas and energy service investments.  Mr. Narbut attended Harvard Business School and the University of Pennsylvania.  Mr. Narbut’s strong background in business, finance, energy strategy and energy investing brings to the Board deep insight into the Company’s primary upstream oil and gas business as well as the evaluation and financing of a variety of businesses and business opportunities.

Douglas N. Woodrum2 – Director since 2020.  Director of Liberated Syndication, Inc., a podcast hosting and targeted advertising company from 2021 to present.  Director of MarkerScout, a private insurance distribution and underwriting company from 2002 to June 2023.  Chief Financial Officer and Director of ChinaCast Education Corporation, a post- secondary and e-learning service provider in China from 2012-2016. Mr. Woodrum was appointed Director of ChinaCast Education Corporation, a China-based post-secondary education enterprise in January 2012 and was appointed CFO in March 2012.  Shortly after being appointed CFO, Mr. Woodrum discovered fraud.  From 2012-2016 Mr. Woodrum assisted in the recovery of several million dollars for its creditors.  In late 2016 the shareholders and creditors requested and approved a Chapter 11 bankruptcy filing.  From 2016-2018, during the bankruptcy period, Mr. Woodrum led the recovery of several additional millions of dollars for ChinaCast's creditors.  In late 2018, ChinaCast received court approval to close the bankruptcy proceedings.  Portfolio analyst of Jayhawk Capital Management, a private equity firm focused on small and medium-sized businesses operating in China from 2006 - 2009.  Chief Financial Officer of CNET Networks, Inc., a publicly traded on-line media company from 1997 - 2005.  Chief Financial Officer of Heritage Media Corporation, a publicly traded diversified media company from 1993 - 1996.  Mr. Woodrum received his B.B.A. in finance and accounting from the University of Iowa in 1979.

Named Executive Officers of the Company

The Company currently has two executive officers (the “Named Executive Officers”).  The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2023, their positions and offices with the Company and the period during which each has served.

Name	Age	Position with the Company

Alexander C. Kinzler	65	Chief Executive Officer since December 2016. President and Chief Operating Officer since December 2002 and General Counsel since December 2001. Director of the Company since December 1999.

Russell M. Gifford	69
Secretary since December 2002, Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.

Board Meetings

The Board of Directors held seven meetings during the fiscal year ended September 30, 2023, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board of Directors on which each director served.  The independent directors met on two occasions out of the presence of management during the fiscal year ended September 30, 2023.

Audit Committee

The members of the Audit Committee are Mr. Woodrum, Chairman, and Messrs. Grossman and Horowitz.  All of the members of the Audit Committee are independent (as independence is defined in Section 803(A) of the NYSE American listing standards).  The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. Woodrum, who fulfilled the CPA exam requirements in 1981, but is not a qualified or practicing CPA, is a financial expert based on his degree in finance and experience as Chief Financial Officer of a public company.  Mr. Woodrum, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2023, the Audit Committee held four meetings.

2 This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Executive Committee

There are presently no members appointed to the Executive Committee.  The Executive Committee has and may exercise all the powers of the Board of Directors when the Board is not in session, subject to certain limitations in the Company’s Bylaws.  During the fiscal year ended September 30, 2023, the Executive Committee held no meetings.

Nominating Committee

The members of the Nominating Committee are Mr. Horowitz, Chairman, and Messrs. Grossman and Woodrum.  During the fiscal year ended September 30, 2023, the Nominating Committee held one meeting. The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the Board of Directors at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

Reserves Committee

The members of the Reserves Committee are Mr. Kinzler, Chairman, and Messrs. Narbut and Woodrum.  During the fiscal year ended September 30, 2023, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Mr. Grossman, Chairman, and Messrs. Horowitz and Woodrum.  The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable.  The Compensation Committee held one meeting during the fiscal year ended September 30, 2023.  The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

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

Summary Compensation Table
The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2023 and September 30, 2022 to (1) Alexander C. Kinzler, our Chief Executive Officer, President, Chief Operating Officer and General Counsel, and (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

No Named Executive Officer was granted a stock award in fiscal year 2023 or 2022, nor received above-market or preferential earnings on compensation that was deferred on a basis that was not tax-qualified. As a result, such columns have been omitted.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)[3]	Total ($)
Alexander C. Kinzler Chief Executive Officer, President and General Counsel	2023 2022	253,750 280,000	37,500 -	- -	- 85,000	37,059 44,070	328,309 409,070
Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2023 2022	280,000 280,000	33,750 85,000	- -	- -	- -	313,750 365,000

Outstanding Equity Awards At Fiscal Year-End 2023

The following Outstanding Equity Awards At Fiscal Year-End 2023 table sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2023 to each Named Executive Officer.

No Named Executive Officer held unvested stock awards at fiscal year-end 2023. As a result, the relevant columns have been omitted.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alexander C. Kinzler	40,000 shares of Common Stock	20,000 shares of Common Stock[4]	3.66	02/2026
Russell M. Gifford	40,000 shares of Common Stock	20,000 shares of Common Stock[4]	3.33	02/2031

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

[3]	This amount represents directors’ fees and perquisites received with respect to medical insurance.

[4]	Subject to the conditions set forth in the option, 33 1/3% of the option shall become vested and exercisable on each of the first 3 anniversaries of the grant date of February 9, 2021.

The Company also had maintained a Postretirement Medical Insurance Benefit Plan as an additional incentive to the Company’s senior officers in the U.S. to remain with the Company.  During fiscal 2021, the Postretirement Medical Insurance Benefit Plan was terminated.

Director Compensation

The Company’s program of director compensation is intended to fairly pay directors for work required for a company of our size and scope. Directors who are not officers of the Company currently receive an annual fee of $100,000, half of which is paid by cash and half of the value of which is paid by grant of Restricted Stock Units (“RSU”), and are reimbursed for expenses incurred in connection with meeting attendance.

Director Compensation

The following Director Compensation table sets forth information with regard to the Board of Directors (other than any officer of the Company) as listed under Item 10, above, with regard to compensation paid to them during the fiscal year ended September 30, 2023.

No non-employee members of the Board of Directors earned any non-equity incentive plan compensation or nonqualified deferred compensation earnings in fiscal year 2023. As a result, the relevant columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation[5] ($)	Total ($)
Kenneth S. Grossman	94,998	84,626[6]	3,750	183,374
Joshua S. Horowitz	31,000	24,626[7]	-	55,626
Francis J. Kelly[8]	12,000	-	-	12,000
Philip J. McPherson[9]	16,500	-	3,750	20,250
Peter J. O’Malley[10]	21,000	-	3,750	24,750
Laurance E. Narbut	31,000	24,626[7]	-	55,626
Bradley M. Tirpak[11]	18,000	-	-	18,000
Douglas N. Woodrum	70,499	54,626[12]	-	125,125

5 These amounts represent fees for services provided as a trustee of the Company’s pension plan.

6 In May 2023, the Company’s Board of Directors approved and ratified the payment of one-time special director fees to Mr. Grossman for his services on behalf of the Company and the Board of Directors pertaining to the negotiations of a cooperation agreement and the settlement of the potential proxy contest. Mr. Grossman received a one-time special director fee of $100,000, which was paid in $40,000 cash and a stock grant of 22,728 shares of Barnwell common stock valued at $60,000.  Additionally, Mr. Grossman received a grant by the Board of Directors on June 9, 2023 of 9,328 restricted stock units valued at $24,626 as partial payment of fiscal 2023 director fees for his service as member of the Board of Directors from the period of April 1, 2023 to September 30, 2023.

7 Represent a grant by the Board of Directors on June 9, 2023 of 9,328 restricted stock units valued at $24,626 to the independent directors of the Board as partial payment of fiscal 2023 director fees for their service as members of the Board of Directors from the period of April 1, 2023 to September 30, 2023.

8 Mr. Kelly was not nominated for re-election as a director at the Annual Meeting of Stockholders on April 17, 2023.

9 Mr. McPherson was not nominated for re-election as a director at the Annual Meeting of Stockholders on April 17, 2023.

10 Mr. O’Malley was not nominated for re-election as a director at the Annual Meeting of Stockholders on April 17, 2023.

11 Mr. Tirpak was not nominated for re-election as a director at the Annual Meeting of Stockholders on April 17, 2023.

12 In May 2023, the Company’s Board of Directors approved and ratified the payment of one-time special director fees to Mr. Woodrum for his services on behalf of the Company and the Board of Directors pertaining to the negotiations of a cooperation agreement and the settlement of the potential proxy contest. Mr. Woodrum received a one-time special director fee of $50,0000, which was paid in $20,000 cash and a stock grant of 11,363 shares of Barnwell common stock valued at $30,000.  Additionally, Mr. Woodrum received a grant by the Board of Directors on June 9, 2023 of 9,328 restricted stock units valued at $24,626 as partial payment of fiscal 2023 director fees for his service as member of the Board of Directors from the period of April 1, 2023 to September 30, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 12, 2024, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership[13]	Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	867,544	8.7%
Ned L. Sherwood	4731 North Highway A1A, Suite 213 Vero Beach, Florida	2,767,454[14]	27.7%
Alexander C. Kinzler	1100 Alakea Street, Suite 500 Honolulu, Hawaii	999,500[15]	9.8%
Joshua S. Horowitz	1100 Alakea Street, Suite 500 Honolulu, Hawaii	264,845[16]	2.6%
Douglas N. Woodrum	1100 Alakea Street, Suite 500 Honolulu, Hawaii	170,691[15]	1.7%
Russell M. Gifford	1100 Alakea Street, Suite 500 Honolulu, Hawaii	160,000[15]	1.6%
Kenneth S. Grossman	1100 Alakea Street, Suite 500 Honolulu, Hawaii	117,056[15]	1.1%
Laurance E. Narbut	1100 Alakea Street, Suite 500 Honolulu, Hawaii	9,328	*
All directors and executive officers as a group (6 persons)		1,721,420[15]	16.8%

13 A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options.  Each beneficial owner’s percentage of ownership is determined by assuming that options or conversion rights that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised.  For purposes of the footnotes that follow, “currently exercisable” means options that are exercisable as of and within 60 days following the date of this table.  Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

14 Represents shares held as of November 29, 2023 as reported on Form 4 filed by Ned L. Sherwood.  According to such filing, Mr. Sherwood may be deemed to beneficially own 2,767,454 shares of Common Stock of the Company, which includes (i) 2,529,416 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer, and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.

15 Includes shares underlying options that are exercisable: 60,000, for Mr. Kinzler; 60,000, for Mr. Gifford; 60,000, for Mr. Grossman and 50,000, for Mr. Woodrum.

16 Includes 241,517 shares held by Palm Global Small Cap Master Fund LP ("Palm Global") and 23,328 shares held directly by Mr. Horowitz.  Palm Management (US) LLC, as the investment manager of Palm Global may be deemed to be a beneficial owner of the shares of Common Stock disclosed as directly owned by Palm Global. Due to his position with Palm Global and Palm Management (US) LLC, Mr. Horowitz may be deemed to be a beneficial owner of the shares of Common Stock disclosed as directly owned by Palm Global. Mr. Horowitz expressly disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

*	Represents less than 1% of the outstanding shares of Common Stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions that occurred during fiscal years 2022 and 2023 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded the disclosure thresholds set forth in the applicable SEC rules and regulations, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P., the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented.  Weaver and Tidwell, L.L.P. has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P. its independence. The committee also concluded that Weaver and Tidwell, L.L.P.’s performance of tax services to us and our affiliates, as pre-approved by the committee and described in the next section, does not impair Weaver and Tidwell, L.L.P.’s independence.  Based upon its discussions with management and with Weaver and Tidwell, L.L.P., the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Audit Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P. (Dallas, Texas, PCAOB ID 410), the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2023 totaled $387,338.  For the comparable services provided for the fiscal year ended September 30, 2022, the aggregate fees billed to the Company totaled $335,781.

Audit-Related Fees

For the fiscal years ended September 30, 2023 and September 30, 2022 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm for professional services rendered in connection with tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2023 totaled $3,505. For the comparable services provided for the fiscal year ended September 30, 2022, the aggregate fees billed to the Company totaled $15,423.

All Other Fees

For the fiscal years ended September 30, 2023 and September 30, 2022 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for fees other than Audit Fees and Tax fees

Pre-approval Policies and Procedures

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

PART IV

ITEM 1.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)
Exhibits.  The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on December 18, 2023, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BARNWELL INDUSTRIES, INC.

Dated: January 25, 2024	By:	/s/ Alexander C. Kinzler
Alexander C. Kinzler
President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 25, 2024	By:	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President, Chief Financial Officer, Treasurer, Secretary

Dated: January 25, 2024	By:	/s/ Kenneth S. Grossman
Kenneth S. Grossman
Director

Dated: January 25, 2024	By:	/s/ Joshua S. Horowitz
Joshua S. Horowitz
Director

Dated: January 25, 2024	By:	/s/ Laurance E. Narbut
Laurance E. Narbut
Director

Dated: January 25, 2024	By:	/s/ Douglas N. Woodrum
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