Form 10-Q
period 2023-12-31
BARNWELL INDUSTRIES INC
filed 2024-02-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2023
or
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

As of February 7, 2024 there were 10,028,090 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,223,000	$2,830,000
Accounts and other receivables, net of allowance for credit losses of: $334,000 at December 31, 2023; $284,000 at September 30, 2023	3,278,000	3,246,000
Other current assets	2,622,000	3,009,000
Total current assets	9,123,000	9,085,000
Asset for retirement benefits	4,561,000	4,471,000
Operating lease right-of-use assets	34,000	54,000
Property and equipment:
Proved oil and natural gas properties (full cost method)	83,348,000	80,851,000
Drilling rigs and other property and equipment	7,231,000	7,223,000
Total property and equipment	90,579,000	88,074,000
Accumulated depletion, impairment, depreciation, and amortization	(69,292,000)	(66,263,000)
Total property and equipment, net	21,287,000	21,811,000
Total assets	$35,005,000	$35,421,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,344,000	$881,000
Accrued capital expenditures	587,000	1,099,000
Accrued compensation	673,000	726,000
Accrued operating and other expenses	1,747,000	1,747,000
Current portion of asset retirement obligation	1,825,000	1,536,000
Other current liabilities	469,000	609,000
Total current liabilities	6,645,000	6,598,000
Operating lease liabilities	36,000	47,000
Liability for retirement benefits	1,687,000	1,664,000
Asset retirement obligation	8,416,000	8,297,000
Deferred income tax liabilities	56,000	58,000
Total liabilities	16,840,000	16,664,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,168,006 issued at December 31, 2023; 10,158,678 issued at September 30, 2023	5,084,000	5,079,000
Additional paid-in capital	7,747,000	7,687,000
Retained earnings	5,496,000	6,160,000
Accumulated other comprehensive income, net	2,113,000	2,104,000
Treasury stock, at cost: 167,900 shares at December 31, 2023 and September 30, 2023	(2,286,000)	(2,286,000)
Total stockholders' equity	18,154,000	18,744,000
Non-controlling interests	11,000	13,000
Total equity	18,165,000	18,757,000
Total liabilities and equity	$35,005,000	$35,421,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2023	2022
Revenues:
Oil and natural gas	$5,130,000	$5,226,000
Contract drilling	993,000	1,948,000
Sale of interest in leasehold land	—	265,000
Gas processing and other	32,000	72,000
	6,155,000	7,511,000
Costs and expenses:
Oil and natural gas operating	2,791,000	2,444,000
Contract drilling operating	1,169,000	1,857,000
General and administrative	1,404,000	2,249,000
Depletion, depreciation, and amortization	1,511,000	840,000
Foreign currency gain	(126,000)	(78,000)
Interest expense	2,000	—
Gain on sale of assets	—	(551,000)
	6,751,000	6,761,000
(Loss) earnings before equity in income of affiliates and income taxes	(596,000)	750,000
Equity in income of affiliates	—	538,000
(Loss) earnings before income taxes	(596,000)	1,288,000
Income tax provision	66,000	79,000
Net (loss) earnings	(662,000)	1,209,000
Less: Net earnings attributable to non-controlling interests	2,000	120,000
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(664,000)	$1,089,000
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.07)	$0.11
Weighted-average number of common shares outstanding:
Basic and diluted	9,996,760	9,956,687

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended December 31,
	2023	2022
Net (loss) earnings	$(662,000)	$1,209,000
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	30,000	2,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	(21,000)	(20,000)
Total other comprehensive income (loss)	9,000	(18,000)
Total comprehensive (loss) income	(653,000)	1,191,000
Less: Comprehensive income attributable to non-controlling interests	(2,000)	(120,000)
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(655,000)	$1,071,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2023 and 2022
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2022	9,956,687	$5,062,000	$7,351,000	$7,720,000	$1,294,000	$(2,286,000)	$20,000	$19,161,000
Net earnings	—	—	—	1,089,000	—	—	120,000	1,209,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	2,000	—	—	2,000
Distributions to non-controlling interests	—	—	—	—	—	—	(108,000)	(108,000)
Share-based compensation	—	—	115,000	—	—	—	—	115,000
Dividends declared, $0.015 per share	—	—	—	(149,000)	—	—	—	(149,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(20,000)	—	—	(20,000)
Balance at December 31, 2022	9,956,687	$5,062,000	$7,466,000	$8,660,000	$1,276,000	$(2,286,000)	$32,000	$20,210,000

Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
Net (loss) earnings	—	—	—	(664,000)	—	—	2,000	(662,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	30,000	—	—	30,000
Distributions to non-controlling interests	—	—	—	—	—	—	(4,000)	(4,000)
Share-based compensation	—	—	65,000	—	—	—	—	65,000
Issuance of common stock for restricted stock units vested	9,328	5,000	(5,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(21,000)	—	—	(21,000)
Balance at December 31, 2023	10,000,106	$5,084,000	$7,747,000	$5,496,000	$2,113,000	$(2,286,000)	$11,000	$18,165,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(662,000)	$1,209,000
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depletion, depreciation, and amortization	1,511,000	840,000
Equity in income of affiliates	—	(538,000)
Gain on sale of assets	—	(551,000)
Sale of interest in leasehold land, net of fees paid	—	(233,000)
Distributions of income from equity investees	—	319,000
Retirement benefits income	(86,000)	(63,000)
Accretion of asset retirement obligation	200,000	194,000
Non-cash rent income	(7,000)	(5,000)
Deferred income tax benefit	(2,000)	(12,000)
Asset retirement obligation payments	(160,000)	(76,000)
Share-based compensation expense	65,000	115,000
Retirement plan contributions and payments	(1,000)	(1,000)
Credit loss expense	37,000	18,000
Foreign currency gain	(126,000)	(78,000)
Increase (decrease) from changes in current assets and liabilities	606,000	(241,000)
Net cash provided by operating activities	1,375,000	897,000
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	—	219,000
Proceeds from sale of interest in leasehold land, net of fees paid	—	233,000
Capital expenditures - oil and natural gas	(1,018,000)	(3,870,000)
Capital expenditures - all other	(1,000)	(9,000)
Advances to operators for capital expenditures	—	(3,464,000)
Net cash used in investing activities	(1,019,000)	(6,891,000)
Cash flows from financing activities:
Distributions to non-controlling interests	(4,000)	(108,000)
Net cash used in financing activities	(4,000)	(108,000)
Effect of exchange rate changes on cash and cash equivalents	41,000	34,000
Net increase (decrease) in cash and cash equivalents	393,000	(6,068,000)
Cash and cash equivalents at beginning of period	2,830,000	12,804,000
Cash and cash equivalents at end of period	$3,223,000	$6,736,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2023 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 (our “2023 Annual Report”). The Condensed Consolidated Balance Sheet as of September 30, 2023 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2023, results of operations, comprehensive (loss) income, equity and cash flows for the three months ended December 31, 2023 and 2022, have been made. The results of operations for the period ended December 31, 2023 are not necessarily indicative of the operating results for the full year.

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

    The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, contract drilling estimated costs to complete, proved oil and natural gas reserves, and the carrying value of other assets, and such assumptions may impact the amount at which such items are recorded.

Significant Accounting Policies

Other than as set forth below, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's 2023 Annual Report.

Accounts and Other Receivables

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is Barnwell’s best estimate of the amount of current expected credit losses in Barnwell’s existing accounts receivable and is based on the aging of the receivable balances, analysis of historical credit loss rates, and current and future economic conditions affecting collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Barnwell does not have any off-balance sheet credit exposure related to its customers.

Derivative Instruments

Barnwell utilizes physical forward commodity contracts to mitigate market price risk on its oil and natural gas output when deemed appropriate. Purchase and sale contracts with a fixed price determined at inception are recorded on the consolidated balance sheet as derivative financial instruments if such contracts are readily convertible to cash - unless the contracts are eligible for and elected as the normal purchases and normal sales exception (“NPNS”); in which case, the contracts are recorded on an accrual basis and the Company recognizes the amounts relating to such transactions during the period when the commodities are physically delivered. The Company generally applies the NPNS exception to eligible oil and natural gas contracts to purchase or sell quantities it expects to use or sell in the normal course of business. The Company has not traded in any derivative contracts other than where the NPNS exception is applied, and it does not apply hedge accounting.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. The FASB has subsequently issued other related ASUs which amend ASU 2016-13 to provide clarification and additional guidance. The Company adopted the provisions of this ASU effective October 1, 2023. The adoption of this update did not have an impact on Barnwell’s consolidated financial statements.

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

Options to purchase 465,000 shares of common stock and 76,336 restricted stock units were excluded from the computation of diluted shares for the three months ended December 31, 2023, as their inclusion would have been anti-dilutive. Options to purchase 615,000 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2022, as their inclusion would have been anti-dilutive.

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations are detailed in the following tables:

	Three months ended December 31, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss	$(664,000)	9,996,760	$(0.07)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted net loss	$(664,000)	9,996,760	$(0.07)

	Three months ended December 31, 2022
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings	$1,089,000	9,956,687	$0.11
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings	$1,089,000	9,956,687	$0.11

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

The partnerships derive income from the sale of residential parcels in Increment I, of which only two lots remain to be sold as of December 31, 2023, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

Increment II is not yet under development, and there is no assurance that development of such acreage will occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three months ended December 31, 2023. During the three months ended December 31, 2022, Barnwell received cash distributions $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000, after distributing $60,000 to non-controlling interests.

Equity in income of affiliates was nil for the three months ended December 31, 2023, as compared to equity in income of affiliates of $538,000 for the three months ended December 31, 2022.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended December 31,
	2023	2022
Revenue	$1,886,000	$3,712,000
Gross profit	$817,000	$2,422,000
Net earnings	$354,000	$1,307,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development

Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized during the three months ended December 31, 2023.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $630,000 at December 31, 2023 and $708,000 at September 30, 2023.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 15).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. No lots were sold during the three months ended December 31, 2023 and two single-family lots, of the 80 lots developed within Increment I, remained to be sold as of December 31, 2023.

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2023	2022
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$265,000
Fees - included in general and administrative expenses	—	(32,000)
Sale of interest in leasehold land, net of fees paid	$—	$233,000

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

	December 31, 2023	September 30, 2023
ASSETS
Cash and cash equivalents	$84,000	$83,000
Accounts and other receivables	147,000	175,000
Property and equipment:
Proved oil and natural gas properties, net (full cost method)	522,000	544,000
Total assets	$753,000	$802,000

LIABILITIES
Accounts payable	$12,000	$10,000
Accrued operating and other expenses	13,000	15,000
Total liabilities	$25,000	$25,000

5.    OIL AND NATURAL GAS PROPERTIES

Fiscal 2023 Investments and Acquisitions

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. Additionally, in connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and had paid $4,293,000 for its share of the costs to drill, complete, and equip the wells in the three months ended December 31, 2022.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There were no reductions to the carrying value of our oil and natural gas properties during the three months ended December 31, 2023 and 2022. Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Based on the 12-month rolling average first-day-of-the-month prices for January and February 2024, it is reasonably possible that we will incur a ceiling test impairment in the Company's second quarter ending March 31, 2024. The Company is currently unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results through the end of March 2024.
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

The following table details the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended December 31,
	2023	2022	2023	2022
Interest cost	$103,000	$102,000	$24,000	$22,000
Expected return on plan assets	(192,000)	(167,000)	—	—
Amortization of net actuarial gain	—	—	(21,000)	(20,000)
Net periodic benefit (income) cost	$(89,000)	$(65,000)	$3,000	$2,000

The net periodic benefit (income) cost is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Currently, no contributions are planned to be made to the Pension Plan during fiscal 2024. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2024 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.    INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting the (loss) earnings for non-controlling interests, are as follows:

	Three months ended December 31,
	2023	2022
United States	$(689,000)	$18,000
Canada	91,000	1,150,000
	$(598,000)	$1,168,000

The components of the income tax provision are as follows:

	Three months ended December 31,
	2023	2022
Current	$68,000	$91,000
Deferred	(2,000)	(12,000)
	$66,000	$79,000

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

8.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2023 and 2022.

	Three months ended December 31, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,892,000	$—	$—	$—	$3,892,000
Natural gas	712,000	—	—	—	712,000
Natural gas liquids	526,000	—	—	—	526,000
Drilling and pump	—	993,000	—	—	993,000
Other	—	—	—	17,000	17,000
Total revenues before interest income	$5,130,000	$993,000	$—	$17,000	$6,140,000
Geographical regions:
United States	$754,000	$993,000	$—	$1,000	$1,748,000
Canada	4,376,000	—	—	16,000	4,392,000
Total revenues before interest income	$5,130,000	$993,000	$—	$17,000	$6,140,000
Timing of revenue recognition:
Goods transferred at a point in time	$5,130,000	$—	$—	$17,000	$5,147,000
Services transferred over time	—	993,000	—	—	993,000
Total revenues before interest income	$5,130,000	$993,000	$—	$17,000	$6,140,000

	Three months ended December 31, 2022
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,484,000	$—	$—	$—	$3,484,000
Natural gas	1,302,000	—	—	—	1,302,000
Natural gas liquids	440,000	—	—	—	440,000
Drilling and pump	—	1,948,000	—	—	1,948,000
Contingent residual payments	—	—	265,000	—	265,000
Other	—	—	—	43,000	43,000
Total revenues before interest income	$5,226,000	$1,948,000	$265,000	$43,000	$7,482,000
Geographical regions:
United States	$517,000	$1,948,000	$265,000	$2,000	$2,732,000
Canada	4,709,000	—	—	41,000	4,750,000
Total revenues before interest income	$5,226,000	$1,948,000	$265,000	$43,000	$7,482,000
Timing of revenue recognition:
Goods transferred at a point in time	$5,226,000	$—	$265,000	$43,000	$5,534,000
Services transferred over time	—	1,948,000	—	—	1,948,000
Total revenues before interest income	$5,226,000	$1,948,000	$265,000	$43,000	$7,482,000

Contract Balances
    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2023	September 30, 2023	September 30, 2022
Accounts receivables from contracts with customers	$2,902,000	$2,931,000	$4,038,000
Contract assets	881,000	958,000	580,000
Contract liabilities	232,000	377,000	1,087,000

    Accounts receivables from contracts with customers are included in "Accounts and other receivables, net of allowance for credit losses," in the accompanying Condensed Consolidated Balance Sheets and contract assets, which includes costs and estimated earnings in excess of billings and retainage, are included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. Contract liabilities, which includes billings in excess of costs and estimated earnings are included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2023 and September 30, 2023, the Company had $232,000 and $377,000, respectively, included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

During the three months ended December 31, 2023 and 2022, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $229,000 and $523,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At December 31, 2023, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 100% of the remaining performance obligation of $371,000 is expected to be recognized as revenue in the next twelve months.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of December 31, 2023 and September 30, 2023, the Company had $423,000 and $504,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2023 and 2022, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three months ended December 31, 2023 and 2022.

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

	Three months ended December 31,
	2023	2022
Revenues:
Oil and natural gas	$5,130,000	$5,226,000
Contract drilling	993,000	1,948,000
Land investment	—	265,000
Other	17,000	43,000
Total before interest income	6,140,000	7,482,000
Interest income	15,000	29,000
Total revenues	$6,155,000	$7,511,000
Depletion, depreciation, and amortization:
Oil and natural gas	$1,458,000	$796,000
Contract drilling	52,000	43,000
Other	1,000	1,000
Total depletion, depreciation, and amortization	$1,511,000	$840,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$881,000	$1,986,000
Contract drilling	(228,000)	48,000
Land investment	—	265,000
Other	16,000	42,000
Gain on sale of assets	—	551,000
Total operating profit	669,000	2,892,000
Equity in income of affiliates:
Land investment	—	538,000
General and administrative expenses	(1,404,000)	(2,249,000)
Foreign currency gain	126,000	78,000
Interest expense	(2,000)	—
Interest income	15,000	29,000
(Loss) earnings before income taxes	$(596,000)	$1,288,000

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended December 31,
	2023	2022
Foreign currency translation:
Beginning accumulated foreign currency translation	$220,000	$222,000
Change in cumulative translation adjustment before reclassifications	30,000	2,000
Income taxes	—	—
Net current period other comprehensive income	30,000	2,000
Ending accumulated foreign currency translation	250,000	224,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,884,000	1,072,000
Amortization of net actuarial gain	(21,000)	(20,000)
Income taxes	—	—
Net current period other comprehensive loss	(21,000)	(20,000)
Ending accumulated retirement plans benefit income	1,863,000	1,052,000
Accumulated other comprehensive income, net of taxes	$2,113,000	$1,276,000

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair values of oil and natural gas properties and the asset retirement obligation incurred in the drilling of oil and natural gas wells or assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The assumptions used in the calculation of estimated discounted cash flows were primarily Level 3 assumptions; assumptions included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates.

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

12.                                   STOCKHOLDERS' EQUITY

Restricted Stock Units

On November 2, 2023, the Board of Directors of the Company granted a total of 76,336 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting dates.
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2023 through December 31, 2023:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2023	—	$—
Granted	76,336	2.62
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2023	76,336	$2.62

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three months ended December 31, 2023, the Company recognized share-based compensation expense related to restricted stock units of $30,000. There was no share-based compensation expense related to restricted stock units recognized during the three months ended December 31, 2022. As of December 31, 2023, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $170,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.

Cash Dividend

No dividends were declared or paid during the three months ended December 31, 2023. During the three months ended December 31, 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on January 11, 2023 to stockholders of record on December 27, 2022.

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

In the quarter ended December 31, 2021, it was determined that a contract drilling segment well completed in the period did not meet the contract specifications for plumbness under a gyroscopic plumbness test which the contract required. While the well did pass the cage plumbness test, the contract uses the gyroscopic test as the measure of plumbness. Barnwell and the customer currently have an arrangement where Barnwell will provide for centralizers, armored cabling and a pump installation and removal test to confirm that plumbness is satisfactory. The pump installation and removal test was successfully completed. Barnwell’s management believes the plumbness deviation is not impactful to the performance of the submersible pumps that will be installed in the well. Accordingly, while costs for the centralizers, armored cabling and the pump installation and removal test have been accrued, no accrual has been recorded as of December 31, 2023 for any further costs related to this contract as there is no related probable or estimable contingent liability.

14.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid	$44,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $523,000 and $1,405,000 during the three months ended December 31, 2023 and 2022, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $115,000 and $150,000 during the three months ended December 31, 2023 and 2022, respectively.

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

No lots were sold during the three months ended December 31, 2023. During the three months ended December 31, 2022, Kaupulehu Developments received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2023 Annual Report. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our 2023 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2023. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Impact of Recently Issued Accounting Standards on Future Filings

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disclosure of incremental income tax information within the tax rate reconciliation and expanded disclosures of income taxes paid both in the U.S. and foreign jurisdiction, among other disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots, of which two remained to be sold at December 31, 2023.

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

Contract Drilling Segment

Barnwell’s wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”), drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended December 31, 2023 totaled $664,000, a $1,753,000 decrease in operating results from net earnings of $1,089,000 for the three months ended December 31, 2022. The following factors affected the results of operations for the three months ended December 31, 2023 as compared to the same period in the prior year:

•A $1,105,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to significant decreases in natural gas, oil, and natural gas liquid prices, partially offset by an increase in new production from wells in Texas and from wells in the Twining area in the current period as compared to the same period in the prior year;

•Equity in income from affiliates decreased $538,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $265,000 due to the Kukio Resort Development Partnerships' sale of one lot in the prior year period, whereas there were no lot sales in the current year period;

•A $551,000 gain recognized in the prior year period from the sale of a contract drilling segment drilling rig, whereas there was no such gain in the current period; and

•General and administrative expenses decreased $845,000 primarily due to decreases in professional fees, accrued bonus expense, and share-based compensation in the current period as compared to the same period in the prior year.

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

The average exchange rate of the Canadian dollar to the U.S. dollar remained unchanged in the three months ended December 31, 2023 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 3% at December 31, 2023 as compared to September 30, 2023. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2023 was $30,000, a $28,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $2,000 for the same period in the prior year. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three months ended December 31, 2023 and 2022 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2023	2022	$	%
Natural Gas (Mcf)*	$1.82	$4.25	$(2.43)	(57%)
Oil (Bbls)**	$67.08	$72.32	$(5.24)	(7%)
Natural gas liquids (Bbls)**	$29.23	$44.01	$(14.78)	(34%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2023	2022	Units	%
Natural Gas (Mcf)*	379,000	300,000	79,000	26%
Oil (Bbls)**	58,000	48,000	10,000	21%
Natural gas liquids (Bbls)**	18,000	10,000	8,000	80%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated an $881,000 operating profit before general and administrative expenses in the three months ended December 31, 2023, a decrease in operating results of $1,105,000 as compared to a $1,986,000 operating profit before general and administrative expenses generated during the same period of the prior year.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Three months ended December 31,
	2023	2022
Operating profit (before general and administrative expenses)
Canada	$536,000	$1,599,000
Oklahoma	177,000	387,000
Texas	168,000	—
Total operating profit	$881,000	$1,986,000

Oil and natural gas segment revenues decreased $96,000 (2%) for the three months ended December 31, 2023, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil, and natural gas liquid prices, which decreased 57%, 7%, and 34%, respectively, as compared to the same period in the prior year. The decrease was partially offset by increases of 26%, 21%, and 80% in natural gas, oil, and natural gas liquid production, respectively, as compared to the same period in the prior year.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it will sell during the period from April 1, 2024 to October 31, 2024 to a fixed price of $2.55 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under fixed price contract is equivalent to approximately 30% of what Canadian natural gas gross production per day was for the three months ended December 31, 2023. Additionally, the Company also amended the sales price on 225 gross barrels per day of the Canadian oil that it will sell during the period from January 1, 2024 to June 30, 2024 to a fixed price of $69.46 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under fixed price contract is equivalent to approximately 30% of what Canadian oil gross production per day was for the three months ended December 31, 2023. These natural gas and oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas segment operating expenses increased $347,000 (14%) for the three months ended December 31, 2023, as compared to the same period in the prior year, primarily due to costs associated with new production from wells in Texas and from wells in the Twining area.

Oil and natural gas segment depletion increased $662,000 (83%) for the three months ended December 31, 2023, as compared to the prior year period. The increase was due to depletion attributable to production in Texas, whereas there was no such depletion in the prior year period, and was due to an increase in the depletion rate for Canadian properties and also new production from those properties, both of which were the result of the drilling of new wells and facilities expansion and upgrade costs, all in the Twining area.

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There were no reductions to the carrying value of our oil and natural gas properties during the three months ended December 31, 2023 and 2022. Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Based on the 12-month rolling average first-day-of-the-month prices for January and February 2024, it is reasonably possible that we will incur a ceiling test impairment in the Company's second quarter ending March 31, 2024. The Company is currently unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results through the end of March 2024.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2023	2022
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$—	$265,000
Fees - included in general and administrative expenses	—	(32,000)
Sale of interest in leasehold land, net of fees paid	$—	$233,000

No lots were sold during the three months ended December 31, 2023. During the three months ended December 31, 2022, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I.

As of December 31, 2023, only two single-family lots of the 80 lots developed within Increment I remain to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract drilling

The contract drilling segment generated a $228,000 operating loss before general and administrative expenses in the three months ended December 31, 2023, a decrease in operating results of $276,000 as compared to a $48,000 operating profit during the same period of the prior year. Contract drilling revenues and contract drilling costs decreased $955,000 (49%) and $688,000 (37%), respectively, for the three months ended December 31, 2023, as compared to the same period in the prior year. These decreases were primarily due to less water well drilling activity in the current year period as compared to the same period in the prior year; additionally, contract drilling costs did not decrease as much as contract drilling revenues as additional costs were incurred on one of the well drilling jobs due to operational issues during drilling.

On December 13, 2023, the Company entered into a stock purchase agreement with a construction company for the sale of Water Resources for gross proceeds of $2,000,000, subject to customary post-closing price adjustments and the purchaser’s completion of due diligence. On December 27, 2023, the stock purchase agreement was terminated by the buyer prior to closing.

The Company continues to investigate strategies regarding Water Resources' future including, but not limited to, other potential opportunities for a sale of its stock or assets to any other interested parties, or the potential for eventual wind-down after all contracts in backlog are completed along with liquidation of its drilling rigs and equipment. No definitive plans have been made as of the date of this Quarterly Report as to the future direction of Water Resources. Management estimates that contracts in backlog will be completed in December 2024 or soon thereafter.

In January 2024, a significant well drilling contract, which previously had an estimated contract drilling revenue backlog of $2,400,000 and which had not yet started, was cancelled by mutual agreement of Water Resources and the counterparty.

General and administrative expenses

General and administrative expenses decreased $845,000 (38%) for the three months ended December 31, 2023, as compared to the same period in the prior year. The decrease was due to decreases of $694,000 in professional fees primarily related to legal and consulting services, $75,000 in accrued bonus expense, and $50,000 in share-based compensation in the current year period as compared to the same period in the prior year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $671,000 (80%) for the three months ended December 31, 2023, as compared to the same period in the prior year, primarily due to depletion attributable to production in Texas and increases in the depletion rate for Canadian properties and also new production from those properties as discussed in the “Oil and natural gas” section above.

Foreign currency gain

Foreign currency gain was $126,000 and $78,000 during the three months ended December 31, 2023 and 2022, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of the weakening of the U.S. dollar against the Canadian dollar. The foreign currency gain from intercompany balances was included in our condensed consolidated net earnings as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Gain on sale of assets

In October 2022, the Company completed the sale of a contract drilling segment drilling rig to an independent third part for proceeds of $551,000, net of related costs. The drilling rig was fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $551,000 gain during the three months ended December 31, 2022.

Equity in income of affiliates

Equity in income of affiliates was nil for the three months ended December 31, 2023, as compared to $538,000 for the three months ended December 31, 2022. The decrease in partnership income was primarily due to the Kukio Resort Land Development Partnerships' sale of one lot during the prior year period, whereas there were no lot sales in the current year period.

No cash distributions were received from the Kukio Resort Land Development Partnerships during the three months ended December 31, 2023. During the three months ended December 31, 2022, Barnwell received cash distributions $538,000 from from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000, after distributing $60,000 to non-controlling interests.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized during the three months ended December 31, 2023.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $630,000 at December 31, 2023 and $708,000 at September 30, 2023.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2023, after adjusting earnings before income taxes for non-controlling interests, was (11)%, as compared to an effective income tax rate of 7% for the three months ended December 31, 2022.
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

Net earnings attributable to non-controlling interests for the three months ended December 31, 2023 totaled $2,000, as compared to net earnings attributable to non-controlling interests of $120,000 for the same period in the prior year. The decrease of $118,000 is primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenue received in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations and land investment segment proceeds. At December 31, 2023, Barnwell had $2,478,000 in working capital.

Cash Flows

Cash flows provided by operating activities increased $478,000 to $1,375,000 for the three months ended December 31, 2023, as compared to cash flows provided by operating activities of $897,000 for the three months ended December 31, 2022. This increase was primarily due to the timing of the collection of current assets, partially offset by lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year.

Cash flows used in investing activities totaled $1,019,000 during the three months ended December 31, 2023, as compared to cash flows used in investing activities of $6,891,000 during the same period of the prior year. This $5,872,000 change in investing cash flows was due to a decrease of $6,316,000 in cash paid for investments in oil and natural gas properties, partially offset by a decrease of $219,000 in distributions from equity investees in excess of earnings and a decrease of $233,000 in proceeds from sale of interest in leasehold land in the current year period as compared to same period in the prior year.

Cash flows used in financing activities totaled $4,000 during the three months ended December 31, 2023, as compared to cash flows used in financing activities of $108,000 for the same period in the prior year. The $104,000 change in financing cash flows was primarily due to a decrease in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividend

No dividends were declared or paid during the three months ended December 31, 2023. During the three months ended December 31, 2022, the Company's Board of Directors declared a cash dividend of $0.015 per share that was paid on January 11, 2023 to stockholders of record on December 27, 2022.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $495,000 for the three months ended December 31, 2023, as compared to $5,928,000 for the same period in the prior year.

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a new wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. Additionally, in connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and had paid $4,293,000 for its share of the costs to drill, complete, and equip the wells in the three months ended December 31, 2022.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2024 will range from $4,000,000 to $6,000,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2023, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2023 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 12, 2024	/s/ Russell M. Gifford
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