Form 10-Q
period 2024-06-30
BARNWELL INDUSTRIES INC
filed 2024-08-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
or
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

As of August 12, 2024 there were 10,028,090 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,393,000	$2,830,000
Accounts and other receivables, net of allowance for credit losses of: $344,000 at June 30, 2024; $284,000 at September 30, 2023	3,252,000	3,246,000
Assets held for sale	69,000	—
Other current assets	2,062,000	3,009,000
Total current assets	9,776,000	9,085,000
Asset for retirement benefits	4,738,000	4,471,000
Operating lease right-of-use assets	59,000	54,000
Property and equipment:
Proved oil and natural gas properties (full cost method)	81,743,000	80,851,000
Drilling rigs and other property and equipment	3,695,000	7,223,000
Total property and equipment	85,438,000	88,074,000
Accumulated depletion, impairment, depreciation, and amortization	(68,613,000)	(66,263,000)
Total property and equipment, net	16,825,000	21,811,000
Total assets	$31,398,000	$35,421,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,343,000	$881,000
Accrued capital expenditures	462,000	1,099,000
Accrued compensation	509,000	726,000
Accrued operating and other expenses	1,681,000	1,747,000
Current portion of asset retirement obligation	2,144,000	1,536,000
Other current liabilities	345,000	609,000
Total current liabilities	6,484,000	6,598,000
Operating lease liabilities	15,000	47,000
Liability for retirement benefits	1,733,000	1,664,000
Asset retirement obligation	8,052,000	8,297,000
Deferred income tax liabilities	105,000	58,000
Total liabilities	16,389,000	16,664,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,195,990 issued at June 30, 2024; 10,158,678 issued at September 30, 2023	5,098,000	5,079,000
Additional paid-in capital	7,635,000	7,687,000
Retained earnings	2,478,000	6,160,000
Accumulated other comprehensive income, net	2,060,000	2,104,000
Treasury stock, at cost: 167,900 shares at June 30, 2024 and September 30, 2023	(2,286,000)	(2,286,000)
Total stockholders’ equity	14,985,000	18,744,000
Non-controlling interests	24,000	13,000
Total equity	15,009,000	18,757,000
Total liabilities and equity	$31,398,000	$35,421,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Revenues:
Oil and natural gas	$4,452,000	$4,503,000	$13,726,000	$13,415,000
Contract drilling	1,021,000	1,134,000	3,084,000	4,583,000
Sale of interest in leasehold land	—	—	500,000	265,000
Gas processing and other	54,000	38,000	146,000	162,000
	5,527,000	5,675,000	17,456,000	18,425,000
Costs and expenses:
Oil and natural gas operating	2,234,000	3,006,000	7,355,000	7,717,000
Contract drilling operating	1,092,000	1,082,000	3,648,000	4,340,000
General and administrative	1,432,000	1,328,000	4,217,000	5,627,000
Depletion, depreciation, and amortization	1,322,000	1,257,000	4,225,000	2,858,000
Impairment of assets	599,000	—	2,276,000	—
Foreign currency loss (gain)	61,000	(121,000)	63,000	(201,000)
Interest expense	—	1,000	2,000	1,000
Gain on sale of assets	—	—	—	(551,000)
	6,740,000	6,553,000	21,786,000	19,791,000
Loss before equity in income of affiliates and income taxes	(1,213,000)	(878,000)	(4,330,000)	(1,366,000)
Equity in income of affiliates	—	—	1,071,000	538,000
Loss before income taxes	(1,213,000)	(878,000)	(3,259,000)	(828,000)
Income tax provision (benefit)	21,000	(163,000)	187,000	(87,000)
Net loss	(1,234,000)	(715,000)	(3,446,000)	(741,000)
Less: Net earnings attributable to non-controlling interests	12,000	2,000	236,000	124,000
Net loss attributable to Barnwell Industries, Inc.	$(1,246,000)	$(717,000)	$(3,682,000)	$(865,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.12)	$(0.07)	$(0.37)	$(0.09)
Weighted-average number of common shares outstanding:
Basic and diluted	10,028,090	9,975,044	10,014,609	9,962,806

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net loss	$(1,234,000)	$(715,000)	$(3,446,000)	$(741,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	12,000	15,000	20,000	17,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	(21,000)	(20,000)	(64,000)	(60,000)
Total other comprehensive loss	(9,000)	(5,000)	(44,000)	(43,000)
Total comprehensive loss	(1,243,000)	(720,000)	(3,490,000)	(784,000)
Less: Comprehensive income attributable to non-controlling interests	(12,000)	(2,000)	(236,000)	(124,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,255,000)	$(722,000)	$(3,726,000)	$(908,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2024 and 2023
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2023	9,956,687	$5,062,000	$7,541,000	$7,273,000	$1,256,000	$(2,286,000)	$18,000	$18,864,000
Net (loss) earnings	—	—	—	(717,000)	—	—	2,000	(715,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	15,000	—	—	15,000
Distributions to non-controlling interests	—	—	—	—	—	—	(4,000)	(4,000)
Share-based compensation	—	—	(12,000)	—	—	—	—	(12,000)
Dividends declared, $0.015 per share	—	—	—	(150,000)	—	—	—	(150,000)
Issuance of common stock for services	34,091	17,000	73,000	—	—	—	—	90,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(20,000)	—	—	(20,000)
Balance at June 30, 2023	9,990,778	$5,079,000	$7,602,000	$6,406,000	$1,251,000	$(2,286,000)	$16,000	$18,068,000

Balance at March 31, 2024	10,028,090	$5,098,000	$7,779,000	$3,724,000	$2,069,000	$(2,286,000)	$14,000	$16,398,000
Net (loss) earnings	—	—	—	(1,246,000)	—	—	12,000	(1,234,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	12,000	—	—	12,000
Distributions to non-controlling interests	—	—	—	—	—	—	(3,000)	(3,000)
Acquisition of non-controlling interest	—	—	(186,000)	—	—	—	1,000	(185,000)
Share-based compensation	—	—	42,000	—	—	—	—	42,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(21,000)	—	—	(21,000)
Balance at June 30, 2024	10,028,090	$5,098,000	$7,635,000	$2,478,000	$2,060,000	$(2,286,000)	$24,000	$15,009,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2024 and 2023
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2022	9,956,687	$5,062,000	$7,351,000	$7,720,000	$1,294,000	$(2,286,000)	$20,000	$19,161,000
Net (loss) earnings	—	—	—	(865,000)	—	—	124,000	(741,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	17,000	—	—	17,000
Distributions to non-controlling interests	—	—	—	—	—	—	(128,000)	(128,000)
Share-based compensation	—	—	178,000	—	—	—	—	178,000
Dividends declared, $0.045 per share	—	—	—	(449,000)	—	—	—	(449,000)
Issuance of common stock for services	34,091	17,000	73,000	—	—	—	—	90,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(60,000)	—	—	(60,000)
Balance at June 30, 2023	9,990,778	$5,079,000	$7,602,000	$6,406,000	$1,251,000	$(2,286,000)	$16,000	$18,068,000

Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
Net (loss) earnings	—	—	—	(3,682,000)	—	—	236,000	(3,446,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	20,000	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(226,000)	(226,000)
Acquisition of non-controlling interest	—	—	(186,000)	—	—	—	1,000	(185,000)
Share-based compensation	—	—	153,000	—	—	—	—	153,000
Issuance of common stock for restricted stock units vested	37,312	19,000	(19,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(64,000)	—	—	(64,000)
Balance at June 30, 2024	10,028,090	$5,098,000	$7,635,000	$2,478,000	$2,060,000	$(2,286,000)	$24,000	$15,009,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,446,000)	$(741,000)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in income of affiliates	(1,071,000)	(538,000)
Depletion, depreciation, and amortization	4,225,000	2,858,000
Impairment of assets	2,276,000	—
Gain on sale of assets	—	(551,000)
Sale of interest in leasehold land, net of fees paid	(439,000)	(233,000)
Distributions of income from equity investees	1,071,000	319,000
Retirement benefits income	(259,000)	(189,000)
Non-cash rent income	(20,000)	(19,000)
Accretion of asset retirement obligation	667,000	596,000
Deferred income tax expense (benefit)	47,000	(99,000)
Asset retirement obligation payments	(556,000)	(896,000)
Share-based compensation expense	153,000	178,000
Common stock issued for services	—	90,000
Retirement plan contributions and payments	(3,000)	(2,000)
Credit loss expense	53,000	18,000
Foreign currency loss (gain)	63,000	(201,000)
Increase (decrease) from changes in current assets and liabilities	777,000	(433,000)
Net cash provided by operating activities	3,538,000	157,000
Cash flows from investing activities:
Acquisition of non-controlling interest	(185,000)	—
Distribution from equity investees in excess of earnings	—	219,000
Proceeds from sale of interest in leasehold land, net of fees paid	439,000	233,000
Proceeds from the sale of oil and natural gas assets	451,000	—
Capital expenditures - oil and natural gas	(2,434,000)	(10,022,000)
Capital expenditures - all other	(2,000)	(305,000)
Net cash used in investing activities	(1,731,000)	(9,875,000)
Cash flows from financing activities:
Distributions to non-controlling interests	(226,000)	(128,000)
Payment of dividends	—	(449,000)
Net cash used in financing activities	(226,000)	(577,000)
Effect of exchange rate changes on cash and cash equivalents	(18,000)	63,000
Net increase (decrease) in cash and cash equivalents	1,563,000	(10,232,000)
Cash and cash equivalents at beginning of period	2,830,000	12,804,000
Cash and cash equivalents at end of period	$4,393,000	$2,572,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2024, results of operations, comprehensive loss, and equity for the three and nine months ended June 30, 2024 and 2023, and cash flows for the nine months ended June 30, 2024 and 2023, have been made. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Derivative Instruments

Barnwell may utilize physical forward commodity contracts to mitigate market price risk on its oil and natural gas output when deemed appropriate. Purchase and sale contracts with a fixed price determined at inception are recorded on the consolidated balance sheet as derivative financial instruments if such contracts are readily convertible to cash - unless the contracts are eligible for and elected as the normal purchases and normal sales exception (“NPNS”); in which case, the contracts are recorded on an accrual basis and the Company recognizes the amounts relating to such transactions during the period when the commodities are physically delivered. The Company generally applies the NPNS exception to eligible oil and natural gas contracts to purchase or sell quantities it expects to use or sell in the normal course of business. The Company has not traded in any derivative contracts other than where the NPNS exception is applied, and it does not apply hedge accounting.

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

Options to purchase 465,000 shares of common stock and 106,006 restricted stock units were excluded from the computation of diluted shares for the three months ended June 30, 2024, as their inclusion would have been anti-dilutive. Options to purchase 493,022 shares of common stock and 37,312 restricted stock units were excluded from the computation of diluted shares for the three months ended June 30, 2023, as their inclusion would have been anti-dilutive.

Options to purchase 465,000 shares of common stock and 86,190 restricted stock units were excluded from the computation of diluted shares for the nine months ended June 30, 2024, as their inclusion would have been anti-dilutive. Options to purchase 574,341 shares of common stock and 12,301 restricted stock units were excluded from the computation of diluted shares for the nine months ended June 30, 2023, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended June 30, 2024
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic	$(1,246,000)	10,028,090	$(0.12)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted	$(1,246,000)	10,028,090	$(0.12)

	Nine months ended June 30, 2024
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic	$(3,682,000)	10,014,609	$(0.37)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted	$(3,682,000)	10,014,609	$(0.37)

	Three months ended June 30, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic	$(717,000)	9,975,044	$(0.07)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted	$(717,000)	9,975,044	$(0.07)

	Nine months ended June 30, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic	$(865,000)	9,962,806	$(0.09)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted	$(865,000)	9,962,806	$(0.09)

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

The partnerships derive income from the sale of residential parcels in Increment I, which is now completely sold, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships. In the quarter ended March 31, 2024, the last two remaining single-family lots of the 80 lots developed within Increment I were sold.

Increment II is not yet under development, and there is no assurance that development of such acreage will occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three months ended June 30, 2024 and 2023. During the nine months ended June 30, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships. During the nine months ended June 30, 2023, Barnwell received cash distributions of $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000 after distributing $60,000 to non-controlling interests.

Equity in income of affiliates was nil and $1,071,000 for the three and nine months ended June 30, 2024, respectively, as compared to equity in income of affiliates of nil and $538,000 for the three and nine months ended June 30, 2023, respectively.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2024	2023
Revenue	$518,000	$2,703,000
Gross profit	$129,000	$1,694,000
Net (loss) earnings	$(338,000)	$951,000

	Nine months ended June 30,
	2024	2023
Revenue	$12,557,000	$7,699,000
Gross profit	$8,275,000	$4,854,000
Net earnings	$6,674,000	$2,176,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the nine months ended June 30, 2024 was equivalent to the $1,071,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $300,000 at June 30, 2024 and $708,000 at September 30, 2023.

Sale of Interest in Leasehold Land

Kaupulehu Developments holds rights to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I, which is now fully sold, and within Increment II, which is not yet developed (see Note 16).

With respect to Increment I, Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. In the quarter ended March 31, 2024, the last two remaining single-family lots of the 80 lots developed within Increment I were sold.

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$500,000	$265,000
Fees - included in general and administrative expenses	—	—	(61,000)	(32,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$439,000	$233,000

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

4.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”) entered into the Limited Liability Agreement (the “Teton Operating Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Teton Operating Agreement, the profits of Teton Barnwell were split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Ventre was paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK was responsible for 100% of the capital contributions made to Teton Barnwell. Teton Barnwell was a variable interest entity for which the Company was deemed the primary beneficiary and thus, was consolidated by the Company.

In the quarter ended June 30, 2024, BOK acquired Gros Ventre’s 2% non-controlling interest in Teton Barnwell for $185,000 and following the acquisition, BOK now owns 100% interest in Teton Barnwell. As such, although Teton Barnwell is no longer a variable interest entity as of the acquisition date, it will continue to be consolidated by the Company. This transaction was accounted for as an equity transaction with no gain or loss recognized and the difference between the carrying amount of Gros

Ventre’s non-controlling interest and the consideration given for the acquisition of the additional equity interest was recorded as a reduction in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity.

5.    ASSETS HELD FOR SALE

Contract Drilling Segment Property and Equipment

In the quarter ended March 31, 2024, the Company commenced the marketing of a portion of the contract drilling segment's property and equipment, the majority of which was already fully depreciated. There was no impairment related to the classification change from held and used to held for sale as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value. The property and equipment deemed necessary to complete the contract drilling segment's contracts in backlog continue to be classified as held and used as of June 30, 2024.

6.    OIL AND NATURAL GAS PROPERTIES

Oil and Natural Gas Property Dispositions

In the quarter ended June 30, 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Kaybob area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $448,000 in order to, among other things, reflect an economic effective date of May 1, 2024. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment.

Investments and Acquisitions

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. Additionally, in connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and paid $4,293,000 for its share of the costs to drill, complete, and equip the wells in the nine months ended June 30, 2023.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. During the three months ended June 30, 2024, the Company incurred a non-cash ceiling test impairment of $599,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $112,000 and $487,000, respectively. The impairment to our U.S. oil and natural gas properties was due to a decline in the historical 12-month rolling average first-day-of-the-month prices, primarily attributed to decreases in natural gas prices for our Texas property which is sold at the Waha hub. The impairment to our Canadian oil and natural gas properties was primarily due to capital expenditures for which there is insufficient operating history to assign a determinable increase in future cash flows from reserves at period-end. There was no ceiling test impairment during the three months ended June 30, 2023.

During the nine months ended June 30, 2024, the Company incurred a non-cash ceiling test impairment of $2,276,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $112,000 and $2,164,000, respectively. The impairment to our Canadian oil and natural gas properties during the nine months ended June 30, 2024 was primarily due to a decline in the historical 12-month rolling average first-day-of-the-month prices and due to capital expenditures for which there is insufficient operating history to assign a determinable increase in future cash flows from reserves at period-end. There was no ceiling test impairment during the nine months ended June 30, 2023.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. If oil and natural gas prices decline sufficiently from the 12-month historical rolling average first-day-of-the-month prices used in the ceiling test at June 30, 2024, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended June 30,
	2024	2023	2024	2023
Interest cost	$103,000	$102,000	$24,000	$22,000
Expected return on plan assets	(192,000)	(167,000)	—	—
Amortization of net actuarial gain	—	—	(21,000)	(20,000)
Net periodic benefit (income) cost	$(89,000)	$(65,000)	$3,000	$2,000

	Pension Plan		SERP
	Nine months ended June 30,
	2024	2023	2024	2023
Interest cost	$308,000	$305,000	$72,000	$66,000
Expected return on plan assets	(575,000)	(500,000)	—	—
Amortization of net actuarial gain	—	—	(64,000)	(60,000)
Net periodic benefit (income) cost	$(267,000)	$(195,000)	$8,000	$6,000

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

8.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
United States	$(894,000)	$(477,000)	$(1,045,000)	$(1,734,000)
Canada	(331,000)	(403,000)	(2,450,000)	782,000
	$(1,225,000)	$(880,000)	$(3,495,000)	$(952,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Current	$25,000	$(121,000)	$140,000	$12,000
Deferred	(4,000)	(42,000)	47,000	(99,000)
	$21,000	$(163,000)	$187,000	$(87,000)

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

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and nine months ended June 30, 2024 and 2023.

	Three months ended June 30, 2024
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,597,000	$—	$—	$—	$3,597,000
Natural gas	378,000	—	—	—	378,000
Natural gas liquids	477,000	—	—	—	477,000
Drilling and pump	—	1,021,000	—	—	1,021,000
Other	—	—	—	33,000	33,000
Total revenues before interest income	$4,452,000	$1,021,000	$—	$33,000	$5,506,000
Geographical regions:
United States	$534,000	$1,021,000	$—	$1,000	$1,556,000
Canada	3,918,000	—	—	32,000	3,950,000
Total revenues before interest income	$4,452,000	$1,021,000	$—	$33,000	$5,506,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,452,000	$—	$—	$33,000	$4,485,000
Services transferred over time	—	1,021,000	—	—	1,021,000
Total revenues before interest income	$4,452,000	$1,021,000	$—	$33,000	$5,506,000

	Three months ended June 30, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,423,000	$—	$—	$—	$3,423,000
Natural gas	622,000	—	—	—	622,000
Natural gas liquids	458,000	—	—	—	458,000
Drilling and pump	—	1,134,000	—	—	1,134,000
Other	—	—	—	13,000	13,000
Total revenues before interest income	$4,503,000	$1,134,000	$—	$13,000	$5,650,000
Geographical regions:
United States	$869,000	$1,134,000	$—	$1,000	$2,004,000
Canada	3,634,000	—	—	12,000	3,646,000
Total revenues before interest income	$4,503,000	$1,134,000	$—	$13,000	$5,650,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,503,000	$—	$—	$13,000	$4,516,000
Services transferred over time	—	1,134,000	—	—	1,134,000
Total revenues before interest income	$4,503,000	$1,134,000	$—	$13,000	$5,650,000

	Nine months ended June 30, 2024
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$10,474,000	$—	$—	$—	$10,474,000
Natural gas	1,768,000	—	—	—	1,768,000
Natural gas liquids	1,484,000	—	—	—	1,484,000
Drilling and pump	—	3,084,000	—	—	3,084,000
Contingent residual payments	—	—	500,000	—	500,000
Other	—	—	—	92,000	92,000
Total revenues before interest income	$13,726,000	$3,084,000	$500,000	$92,000	$17,402,000
Geographical regions:
United States	$1,962,000	$3,084,000	$500,000	$27,000	$5,573,000
Canada	11,764,000	—	—	65,000	11,829,000
Total revenues before interest income	$13,726,000	$3,084,000	$500,000	$92,000	$17,402,000
Timing of revenue recognition:
Goods transferred at a point in time	$13,726,000	$—	$500,000	$92,000	$14,318,000
Services transferred over time	—	3,084,000	—	—	3,084,000
Total revenues before interest income	$13,726,000	$3,084,000	$500,000	$92,000	$17,402,000

	Nine months ended June 30, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$9,696,000	$—	$—	$—	$9,696,000
Natural gas	2,540,000	—	—	—	2,540,000
Natural gas liquids	1,179,000	—	—	—	1,179,000
Drilling and pump	—	4,583,000	—	—	4,583,000
Contingent residual payments	—	—	265,000	—	265,000
Other	—	—	—	85,000	85,000
Total revenues before interest income	$13,415,000	$4,583,000	$265,000	$85,000	$18,348,000
Geographical regions:
United States	$1,695,000	$4,583,000	$265,000	$9,000	$6,552,000
Canada	11,720,000	—	—	76,000	11,796,000
Total revenues before interest income	$13,415,000	$4,583,000	$265,000	$85,000	$18,348,000
Timing of revenue recognition:
Goods transferred at a point in time	$13,415,000	$—	$265,000	$85,000	$13,765,000
Services transferred over time	—	4,583,000	—	—	4,583,000
Total revenues before interest income	$13,415,000	$4,583,000	$265,000	$85,000	$18,348,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2024	September 30, 2023	September 30, 2022
Accounts receivables from contracts with customers	$2,940,000	$2,931,000	$4,038,000
Contract assets	559,000	958,000	580,000
Contract liabilities	18,000	377,000	1,087,000

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

    When the Company receives consideration or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of June 30, 2024 and September 30, 2023, the Company had $18,000 and $377,000, respectively, included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

    During the nine months ended June 30, 2024 and 2023, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $377,000 and $1,012,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At June 30, 2024, the remaining performance obligation for contract drilling jobs with original expected durations greater than one year was not material.

Contract Fulfillment Costs

    Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of June 30, 2024 and September 30, 2023, the Company had $240,000 and $504,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended June 30, 2024 and 2023, the amortization of preconstruction costs related to contracts were not material. During the nine months ended June 30, 2024 and 2023, the amortization of preconstruction costs related to contracts was $240,000 and $248,000, respectively. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and nine months ended June 30, 2024 and 2023.

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

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Revenues:
Oil and natural gas	$4,452,000	$4,503,000	$13,726,000	$13,415,000
Contract drilling	1,021,000	1,134,000	3,084,000	4,583,000
Land investment	—	—	500,000	265,000
Other	33,000	13,000	92,000	85,000
Total before interest income	5,506,000	5,650,000	17,402,000	18,348,000
Interest income	21,000	25,000	54,000	77,000
Total revenues	$5,527,000	$5,675,000	$17,456,000	$18,425,000
Depletion, depreciation, and amortization:
Oil and natural gas	$1,293,000	$1,210,000	$4,093,000	$2,724,000
Contract drilling	28,000	47,000	130,000	133,000
Other	1,000	—	2,000	1,000
Total depletion, depreciation, and amortization	$1,322,000	$1,257,000	$4,225,000	$2,858,000
Impairment:
Oil and natural gas	$599,000	$—	$2,276,000	$—
Total impairment	$599,000	$—	$2,276,000	$—
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$326,000	$287,000	$2,000	$2,974,000
Contract drilling	(99,000)	5,000	(694,000)	110,000
Land investment	—	—	500,000	265,000
Other	32,000	13,000	90,000	84,000
Gain on sale of assets	—	—	—	551,000
Total operating profit (loss)	259,000	305,000	(102,000)	3,984,000
Equity in income of affiliates:
Land investment	—	—	1,071,000	538,000
General and administrative expenses	(1,432,000)	(1,328,000)	(4,217,000)	(5,627,000)
Foreign currency (loss) gain	(61,000)	121,000	(63,000)	201,000
Interest expense	—	(1,000)	(2,000)	(1,000)
Interest income	21,000	25,000	54,000	77,000
Loss before income taxes	$(1,213,000)	$(878,000)	$(3,259,000)	$(828,000)

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Foreign currency translation:
Beginning accumulated foreign currency translation	$228,000	$224,000	$220,000	$222,000
Change in cumulative translation adjustment before reclassifications	12,000	15,000	20,000	17,000
Income taxes	—	—	—	—
Net current period other comprehensive income	12,000	15,000	20,000	17,000
Ending accumulated foreign currency translation	240,000	239,000	240,000	239,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,841,000	1,032,000	1,884,000	1,072,000
Amortization of net actuarial gain	(21,000)	(20,000)	(64,000)	(60,000)
Income taxes	—	—	—	—
Net current period other comprehensive loss	(21,000)	(20,000)	(64,000)	(60,000)
Ending accumulated retirement plans benefit income	1,820,000	1,012,000	1,820,000	1,012,000
Accumulated other comprehensive income, net of taxes	$2,060,000	$1,251,000	$2,060,000	$1,251,000

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

On May 16, 2024, the Board of Directors of the Company granted 60,000 restricted stock units to the Company’s President and Chief Executive Officer. The restricted stock units vest ratably over a three-year period, subject to the employee’s continued service through the applicable vesting dates.
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2023 through June 30, 2024:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2023	—	$—
Granted	136,336	2.62
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2024	136,336	$2.62

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three and nine months ended June 30, 2024, the Company recognized share-based compensation expense related to restricted stock units of $42,000 and $103,000, respectively. During the three and nine months ended June 30, 2023, the Company recognized share-based compensation expense related to restricted stock units of $49,000. As of June 30, 2024, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $255,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.

Stock Options

In the quarter ended June 30, 2023, 100,000 shares of vested stock options expired and 50,000 shares of outstanding stock options were forfeited prior to the option’s vesting date. The Company's policy is to recognize forfeitures as they occur. Thus, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture. Accordingly, as a result of the forfeited stock options, the Company recorded a share-based compensation benefit of $96,000 during the three and nine months ended June 30, 2023.

Common Stock Issued for Services

In May 2023, the Company issued a total of 34,091 shares of Barnwell common stock to certain independent directors for their services on behalf of the Company and the Board of Directors pertaining to the negotiations of the cooperation and support agreement and the settlement of the potential proxy contest at the 2023 annual meeting of stockholders (see Note 16 for additional details). The total value of the shares issued was $90,000 which was valued using the closing price of Barnwell's common stock on May 11, 2023, the date of grant.

Cash Dividends

No dividends were declared or paid during the nine months ended June 30, 2024.

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

Capital expenditure accruals related to oil and natural gas exploration and development decreased $628,000 and $6,000 during the nine months ended June 30, 2024 and 2023, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $367,000 and $789,000 during the nine months ended June 30, 2024 and 2023, respectively.

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

During the nine months ended June 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I. During the nine months ended June 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I.

In May 2023, the Company’s Board of Directors approved and ratified the payment of one-time special director fees to directors Kenneth Grossman and Doug Woodrum for their services on behalf of the Company and the Board of Directors pertaining to the negotiations of the cooperation and support agreement and the settlement of the potential proxy contest at the 2023 annual meeting of stockholders. Mr. Grossman received a one-time special director fee of $100,000, which was paid in $40,000 cash and a stock grant of 22,728 shares of Barnwell common stock (valued at $60,000 using the closing price of Barnwell's common stock on May 11, 2023, the date of grant). Mr. Woodrum received a one-time special director fee of $50,000, which was paid in $20,000 cash and a stock grant of 11,363 shares of Barnwell common stock (valued at $30,000 using the closing price of Barnwell's common stock on May 11, 2023, the date of grant).

17.                           SUBSEQUENT EVENT

In July 2024, the Company commenced the drilling of one gross (1.0 net) 100%-owned operated development oil well in the Twining area.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our 2023 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2024. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots. In the quarter ended March 31, 2024, the last two remaining single-family lots in Increment I were sold.

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at June 30, 2024 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,500,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $3,000,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended June 30, 2024 totaled $1,246,000, a $529,000 decrease in operating results from a net loss of $717,000 for the three months ended June 30, 2023. The following factors affected the results of operations for the three months ended June 30, 2024 as compared to the prior year period:

•A $599,000 non-cash ceiling test impairment to our oil and natural gas properties in the current year period, whereas there was no such ceiling test impairment in the prior year period;

•A $104,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased pump installation activity in the current year period as compared to the prior year period;

•A $104,000 increase in general and administrative expenses primarily due to an increase in compensation costs, partially offset by a decrease in professional fees in the current year period as compared to the same period in the prior year;

•A $182,000 increase in negative impacts due to a $61,000 foreign currency loss recorded in the current year period as compared to a $121,000 gain recorded in the prior year period due to the effects of foreign currency exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar; and

•Partially offsetting these decreases was a $772,000 decrease in oil and natural gas operating expenses in the current year period primarily due to decreases in repairs, electricity and chemical costs and also, due to optimization as a result of certain capital expenditures made earlier in the year as compared to the prior year period.

The net loss attributable to Barnwell for the nine months ended June 30, 2024 totaled $3,682,000, a $2,817,000 decrease in operating results from a net loss of $865,000 for the nine months ended June 30, 2023. The following factors affected the results of operations for the nine months ended June 30, 2024 as compared to the prior year period:
•A $2,972,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $2,276,000 non-cash ceiling test impairment in the current year period and an increase in oil and natural gas depletion in the current year period as compared to the same period in the prior year;

•A $804,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased activity and a decrease in revenue and costs recognized from material deliveries and installations as compared to the same period in the prior year;

•Equity in income from affiliates increased $533,000 and land investment segment operating results, before non-controlling interests’ share of such profits, increased $235,000 due to the Kukio Resort Land Development Partnerships' sale of two lots in the current year period, whereas there was one lot sold in the prior year period;

•General and administrative expenses decreased $1,410,000 primarily due to decreases in stockholders costs and professional fees in the current period as compared to the same period in the prior year; and

•A $551,000 gain recognized in the prior year period from the sale of a contract drilling segment drilling rig, whereas there was no such gain the current period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 2% and 1% in the three and nine months ended June 30, 2024, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at June 30, 2024, as compared to September 30, 2023. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2024 was $12,000, a $3,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $15,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2024 was $20,000, a $3,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $17,000 for the same period in the prior year. There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and nine months ended June 30, 2024 and 2023 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2024	2023	$	%
Natural Gas (Mcf)*	$1.00	$1.82	$(0.82)	(45%)
Oil (Bbls)**	$70.64	$65.96	$4.68	7%
Natural gas liquids (Bbls)**	$29.81	$28.63	$1.18	4%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2024	2023	$	%
Natural Gas (Mcf)*	$1.58	$2.88	$(1.30)	(45%)
Oil (Bbls)**	$66.16	$67.68	$(1.52)	(2%)
Natural gas liquids (Bbls)**	$29.67	$34.66	$(4.99)	(14%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2024	2023	Units	%
Natural Gas (Mcf)*	348,000	330,000	18,000	5%
Oil (Bbls)**	50,000	53,000	(3,000)	(6%)
Natural gas liquids (Bbls)**	16,000	16,000	—	—%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2024	2023	Units	%
Natural Gas (Mcf)*	1,061,000	857,000	204,000	24%
Oil (Bbls)**	158,000	144,000	14,000	10%
Natural gas liquids (Bbls)**	50,000	34,000	16,000	47%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $326,000 operating profit after depletion and impairment of $1,293,000 and $599,000, respectively, and before general and administrative expenses in the three months ended June 30, 2024, an increase in operating results of $39,000 as compared to the $287,000 operating profit before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the three months ended June 30, 2023.

The oil and natural gas segment generated a $2,000 operating profit after depletion and impairment of $4,093,000 and $2,276,000, respectively, and before general and administrative expenses in the nine months ended June 30, 2024, a decrease in operating results of $2,972,000 as compared to the $2,974,000 operating profit before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the nine months ended June 30, 2023.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating profit (loss) (before general and administrative expenses)
Canada (1)	$292,000	$(71,000)	$(683,000)	$2,017,000
United States (2)	34,000	358,000	685,000	957,000
Total operating profit	$326,000	$287,000	$2,000	$2,974,000
________________________

(1)          The operating profit (loss) for Canada for the three and nine months ended June 30, 2024 includes non-cash ceiling test impairments of $487,000 and $2,164,000, respectively.
(2)          The operating profit for the United States for the three and nine months ended June 30, 2024 include a non-cash ceiling test impairment of $112,000.

Oil and natural gas revenues decreased $51,000 (1%) for the three months ended June 30, 2024 as compared to the same period in the prior year. Oil and natural gas revenues increased $311,000 (2%) for the nine months ended June 30, 2024, as compared to the same period in the prior year, primarily due to increases in natural gas, oil, and natural gas liquid production and was partially offset by decreases in the prices of all of those commodities in the current year period as compared to the same period in the prior year.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sells during the period from April 1, 2024 to October 31, 2024 to a fixed index price before differentials of $2.55 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under fixed index price contract is equivalent to approximately 32% of what Canadian natural gas gross production per day was for the nine months ended June 30, 2024. Additionally, the Company also amended the sales price on 225 gross barrels per day of the Canadian oil for sale for the period from January 1, 2024 to June 30, 2024 to a fixed index price before differentials of $69.46 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract is equivalent to approximately 34% of what Canadian oil gross production per day was for the nine months ended June 30, 2024. These natural gas and oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In July 2024, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 100 gross barrels per day of the Canadian oil it will sell during the period from August 1, 2024 to December 31, 2024 to a fixed index price before differentials of $79.00 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract is equivalent to approximately 15% of what Canadian oil gross production per day was for the nine months ended June 30, 2024. Additionally, in July 2024, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2024 to March 31, 2025 to a fixed index price before differentials of $2.64 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract is equivalent to approximately 32% of what Canadian natural gas gross production per day was for the nine months ended June 30, 2024.

Oil and natural gas operating expenses decreased $772,000 (26%) and $362,000 (5%) for the three and nine months ended June 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to decreases in repairs, electricity and chemical costs in the current year periods. The decreases in oil and natural gas operating expenses for the three and nine months ended June 30, 2024 were also due to optimization as a result of certain capital expenditures made earlier in the year.

Oil and natural gas segment depletion increased $83,000 (7%) and $1,369,000 (50%) for the three and nine months ended June 30, 2024, respectively, as compared to the same periods in the prior year. The increases were primarily due to increases in the depletion rate for Canadian properties and also increased production from those properties, both of which were the result of the wells drilled in 2023 and facilities expansion and upgrade costs, all in the Twining area. The increase for the nine months ended June 30, 2024 was also due to increased depletion from production in Texas, whereas there was only a minor amount of such depletion in the prior year period.

Sale of Interest in Leasehold Land

Kaupulehu Developments was entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$500,000	$265,000
Fees - included in general and administrative expenses	—	—	(61,000)	(32,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$439,000	$233,000

No lots were sold during the three months ended June 30, 2024 and 2023. During the nine months ended June 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I. During the nine months ended June 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I.

There is an Increment II owned by KD II in which the Company has a 10.8% indirect non-controlling ownership interest. There is no assurance with regards to the amounts of future sales from Increment II or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract Drilling

Contract drilling revenues decreased $113,000 (10%) and contract drilling costs increased $10,000 (1%) for the three months ended June 30, 2024 as compared to the same period in the prior year. The contract drilling segment generated a $99,000 operating loss before general and administrative expenses in the three months ended June 30, 2024, a decrease in operating results of $104,000 as compared to the $5,000 operating profit generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs decreased $1,499,000 (33%) and $692,000 (16%), respectively, for the nine months ended June 30, 2024, as compared to the same period in the prior year. The contract drilling segment generated a $694,000 operating loss before general and administrative expenses in the nine months ended June 30, 2024, a decrease in operating results of $804,000 as compared to the $110,000 operating profit generated during the same period of the prior year. The decreases in contract drilling revenues and contract drilling costs for the nine months ended June 30, 2024 as compared to the same period in the prior year were primarily due to decreased activity and a decrease in revenues and costs recognized from materials deliveries and installations as compared to the same period in the prior year. Also, during the current year period, the Company commenced compensation adjustments for contract drilling segment personnel to decrease potential attrition of workers and enable the Company to complete its drilling obligations. These factors resulted in contract drilling expenses decreasing less than the decrease in contract drilling revenues.

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

The Company continues to investigate strategies regarding Water Resources' future including, but not limited to, other potential opportunities for a sale of its stock or assets. If no sale of its stock or assets along with contract backlog can be secured, Water Resources will be wound down after all contracts in backlog are completed and any remaining drilling rigs and equipment will be liquidated. Management estimates that its three remaining contracts in backlog at June 30, 2024 will be completed in December 2024 or soon thereafter.

General and Administrative Expenses

General and administrative expenses increased $104,000 (8%) for the three months ended June 30, 2024 as compared to the same period in the prior year. General and administrative expenses decreased $1,410,000 (25%) for the nine months ended June 30, 2024 as compared to the same period in the prior year. The decrease for the nine months ended June 30, 2024 as compared to the prior year period was primarily due to decreases of $924,000 in professional fees primarily related to legal and consulting services and $513,000 in stockholders costs primarily attributed to the cooperation and support agreement and associated fees to certain directors in the prior year period as compared to the same period in the current year.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization increased $65,000 (5%) and $1,367,000 (48%) for the three and nine months ended June 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to increases in the depletion rate for Canadian properties and also new production from those properties and due to depletion attributable to production in Texas as discussed in the “Oil and natural gas” section above.

Impairment of Assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. During the three months ended June 30, 2024, the Company incurred a non-cash ceiling test impairment of $599,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $112,000 and $487,000, respectively. The impairment to our U.S. oil and natural gas properties was due to a decline in the historical 12-month rolling average first-day-of-the-month prices, primarily attributed to decreases in natural gas prices for our Texas property which is sold at the Waha hub. The impairment to our Canadian oil and natural gas properties was primarily due to capital expenditures for which there is insufficient operating history to assign a determinable increase in future cash flows from reserves at period-end. There was no ceiling test impairment during the three months ended June 30, 2023.

During the nine months ended June 30, 2024, the Company incurred a non-cash ceiling test impairment of $2,276,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $112,000 and $2,164,000, respectively. The impairment to our Canadian oil and natural gas properties during the nine months ended June 30, 2024 was primarily due to a decline in the historical 12-month rolling average first-day-of-the-month prices and due to capital expenditures for which there is insufficient operating history to assign a determinable increase in future cash flows from reserves at period-end. There was no ceiling test impairment during the nine months ended June 30, 2023.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. If oil and natural gas prices decline sufficiently from the 12-month historical rolling average first-day-of-the-month prices used in the ceiling test at June 30, 2024, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

Foreign Currency Loss (Gain)

Foreign currency loss was $61,000 and $63,000 during the three and nine months ended June 30, 2024, respectively, as compared to foreign currency gain of $121,000 and $201,000 during the three and nine months ended June 30, 2023, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar. The foreign currency loss (gain) from intercompany balances are included in our condensed consolidated net earnings as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Gain on Sale of Assets

In October 2022, the Company completed the sale of a contract drilling segment drilling rig to an independent third party for proceeds of $551,000, net of related costs. The drilling rig was fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $551,000 gain during the nine months ended June 30, 2023.

Equity in Income of Affiliates

Equity in income of affiliates was nil and $1,071,000 during the three and nine months ended June 30, 2024, respectively, as compared to equity in income of affiliates of nil and $538,000 during the three and nine months ended June 30, 2023, respectively. The increase in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of the last two lots in Increment I during the current year period, as compared to one lot sale in the prior year period.

During the nine months ended June 30, 2024, Barnwell received cash distributions of $1,071,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests. During the nine months ended June 30, 2023, Barnwell received cash distributions of $538,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $478,000 after distributing $60,000 to non-controlling interests.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the nine months ended June 30, 2024 was equivalent to the $1,071,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $300,000 at June 30, 2024 and $708,000 at September 30, 2023.

Income Taxes

Barnwell’s effective consolidated income tax rate, after adjusting loss before income taxes for non-controlling interests, was (2)% and (5)% for the three and nine months ended June 30, 2024, respectively, as compared to 19% and 9% for the three and nine months ended June 30, 2023, respectively.
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

Net earnings attributable to non-controlling interests totaled $12,000 and $236,000 for the three and nine months ended June 30, 2024, respectively, as compared to net earnings attributable to non-controlling interests of $2,000 and $124,000 for the same periods in the prior year. The changes of $10,000 (500%) and $112,000 (90%) for the three and nine months, respectively, are primarily due to increases in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

    At June 30, 2024, Barnwell had $3,292,000 in working capital. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, is expected to be minimal.

The Company has generated a significant amount of cash inflows from its land investment segment, however, the last lots at Increment I were sold in the quarter ended March 31, 2024 and there are no more lots available for sale in Increment I. In addition, no definitive development plans have been made by the developer of Increment II as of the date of this report and thus future cash inflows from the land investment segment are uncertain. Management estimates that cash flows from the sale of the contract drilling segment business or its operating assets will provide some level of liquidity in the near-term. The Company will primarily be reliant upon sufficient operating cash inflows from its oil and natural gas segment, which in turn will be largely determined by prices and production levels. A certain level of oil and natural gas capital expenditures will be necessary to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place. While management estimates that it is more likely than not that there is sufficient cash on hand, contract drilling segment asset sales and cash flows from oil and natural gas segment operations to continue as a going concern for the twelve months from the filing of this report, the aforementioned factors will influence the Company’s liquidity beyond that twelve month period.

Cash Flows

Cash flows provided by operations totaled $3,538,000 for the nine months ended June 30, 2024, as compared to cash flows provided by operations of $157,000 for the same period in the prior year. This $3,381,000 change in operating cash flows was due to an increase in distributions of income from the Kukio Resort Land Development Partnerships and a decrease in general and administrative costs in the current year period as compared to the prior year period, partially offset by lower operating results for the contract drilling segment in the current year period as compared to the same period in the prior year. The change was also due to fluctuations in working capital in the current year period as compared to the prior year period.

Cash flows used in investing activities totaled $1,731,000 during the nine months ended June 30, 2024, as compared to cash flows used in investing activities of $9,875,000 during the same period of the prior year. This $8,144,000 change in investing cash flows was primarily due to a $451,000 increase in proceeds from the sale of oil and natural gas properties in the current year period as compared to the prior year period and a decrease of $7,588,000 in cash paid for investments in oil and natural gas properties in the current year period as compared to the same period in the prior year.

Cash flows used in financing activities totaled $226,000 for the nine months ended June 30, 2024, as compared to cash flows used in financing activities of $577,000 for the nine months ended June 30, 2023. The $351,000 change in financing cash flows was due to a decrease of $499,000 in payment of dividends, partially offset by an increase of $98,000 in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividends

No dividends were declared or paid during the nine months ended June 30, 2024.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $751,000 and $1,806,000 for the three and nine months ended June 30, 2024, respectively, as compared to $2,336,000 and $10,016,000 for the same periods in the prior year.

The oil and natural gas capital expenditures for the nine months ended June 30, 2024 were primarily for completion, improvement and equipping costs in the Twining area of Alberta, Canada.

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell

Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. Additionally, in connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and paid $4,293,000 for its share of the costs to drill, complete, and equip the wells in the nine months ended June 30, 2023.

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

In July 2024, the Company commenced the drilling of one gross (1.0 net) 100%-owned operated development oil well in the Twining area.

Oil and Natural Gas Property Dispositions

In the quarter ended June 30, 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Kaybob area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $448,000 in order to, among other things, reflect an economic effective date of May 1, 2024. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2024, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2024 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Form of Employee Restricted Stock Unit Award (1)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.
(1)       Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 22, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 13, 2024	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Employee Restricted Stock Unit Award (1)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.
(1)       Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 22, 2024.