Form 10-K
period 2024-09-30
BARNWELL INDUSTRIES INC
filed 2024-12-17
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,474,000.
As of December 13, 2024 there were 10,053,534 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement, to be forwarded to stockholders on or about January 10, 2025, is incorporated by reference in Part III hereof.

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

PART I

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2024 represented Barnwell’s 68th year of operations. Barnwell operates in the following three principal business segments:

•Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and in the U.S. states of Oklahoma and Texas.

•Land Investment Segment  -  Barnwell owns land interests in Hawaii.

•Contract Drilling Segment  -  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

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

Strategy

Twining represents 70% of Barnwell’s fiscal 2024 production (Boe) and consists of assets in the Twining field, in Alberta, Canada. These assets were purchased in August 2018 and were augmented with subsequent smaller acquisitions of partners. These assets are partially operated by the Company and partially operated by Pine Cliff Energy Ltd. The oil wells operated by the Company largely have less than 15% per year decline rates, and due to these lower decline rates, require less capital investment to replace decline. This lower capital requirement along with the fact that the land is largely held indefinitely, enables development drilling to be done when commodity prices support it. Since Barnwell’s entry into the Twining property, we have participated in drilling 12 gross horizontal development wells that were completed with multi-stage sand fracs, which have cumulatively been or are forecast to be profitable. Of these 12 wells, three are 100%-owned operated wells in locations selected by Barnwell and nine gross (2.6 net) are non-operated wells. Barnwell plans to continue to develop the pool with more horizontal wells if commodity prices continue to support their profitability.

Barnwell also has some minor legacy assets that represent 14% of Barnwell’s fiscal 2024 production (Boe) and consist of the largely non-operated oil and natural gas assets located throughout Alberta, Canada, and produce shallow gas or conventional oil from a variety of pools. These assets have been accumulated over decades of Barnwell activity. Barnwell has divested many of these properties in fiscal 2024 in order to reduce risk and increase focus in the Twining area. Barnwell will continue to opportunistically divest our remaining legacy Canadian assets and minimal capital is expected to be invested in these properties. Barnwell is continually reviewing the market and evaluating opportunities to add to our production and development portfolio.

The Company has non-operated working interests in seven wells varying from 1.2% to 4.2% and a minor overriding royalty interest, 0.07%, in one well in Oklahoma. Our interests in Oklahoma produced 7% of Barnwell’s fiscal 2024 production (Boe).

The Company has a 15.4% non-operated working interest in two wells in the Permian Basin in Texas. Our interests in Texas produced 9% of Barnwell’s fiscal 2024 production (Boe).

Operations

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

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices also are subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the respective property operators. Oil prices received in Canada are impacted by differentials in price to West Texas Intermediate (“WTI”). In recent history this meant that Barnwell at times received prices at a significant discount to WTI. In 2024, additional oil export pipeline capacity was made available in Canada which greatly reduced this differential. Gas prices received in Canada are based on published AECO hub prices and are also impacted by local market conditions that result in a discount to U.S. Henry Hub pricing. Oil prices received from the Texas and Oklahoma properties are generally in line with WTI pricing. Realized gas prices from our Texas natural gas sold at the Waha Hub are at a significant discount to Henry Hub due to limited gas egress from the Permian Basin and excess supply in the area.

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite Petroleum Consultants Ltd. (“InSite”) in Canada and Ryder Scott Company, L.P. (“Ryder Scott”) in the U.S., in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s Canadian reserves in this Form 10-K is derived from the report of InSite, which is filed with this Form 10-K as Exhibit 99.1. All information with respect to the Company’s U.S. reserves in this Form 10-K is derived from the report of Ryder Scott, which is filed with this Form 10-K as Exhibit 99.2.

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

Barnwell has a Reserves Committee consisting of two independent directors and Barnwell's Corporate Secretary. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation reports prepared by the independent petroleum reserve engineering firms and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

The President and Chief Operating Officer of Barnwell of Canada and Octavian Oil, who also serves as the President and Chief Executive Officer of Barnwell effective April 1, 2024, is a professional engineer with over 25 years of relevant experience in the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

At September 30, 2024, Barnwell’s reserves were approximately 52% operated and consisted of 41% conventional oil, 15% conventional natural gas liquids, and 44% natural gas. At September 30, 2023, Barnwell’s reserves were approximately 43% operated and consisted of 38% conventional oil, 14% conventional natural gas liquids, and 48% natural gas.

The amounts set forth in the following table, based on our independent reserve engineers’ evaluation of our reserves, summarize our estimated proved reserves of oil, natural gas liquids, and natural gas as of September 30, 2024 for all properties located in Canada and the U.S. in which Barnwell has an interest. All of our oil and natural gas reserves are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2023.

	As of September 30, 2024
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil (Bbls)	873,000	109,000	982,000
Natural gas liquids (Bbls)	340,000	23,000	363,000
Natural gas (Mcf)	5,815,000	640,000	6,455,000
Total (Boe)	2,184,000	239,000	2,423,000

During fiscal 2024, Barnwell’s total net proved reserves of oil and natural gas liquids increased by 83,000 Bbls (9%) and 36,000 Bbls (11%), respectively, and total net proved reserves of natural gas decreased by 246,000 Mcf (4%), for a combined increase of 80,000 Boe (3%). The increase in proved reserves for oil and natural gas liquids were primarily the result of revisions due to the improved production performance of many wells in Twining as a result of focused attention and investment in optimization. The Company has identified a number of additional optimization projects for fiscal 2025 that should further improve well performance and reduce operating costs. Projects are generally workovers, field automation, and facility debottlenecking. Barnwell has an ownership is all processing facilities that handle our net production volumes.

The following tables set forth Barnwell’s oil and natural gas net reserves at September 30, 2024, by location and property name, based on information prepared by our independent reserve engineers, as well as net production and net revenues by location and property name for the year ended September 30, 2024. The reserve data in these tables are based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates using a historical average price of the first day pricing of the last 12-months ending with September 2024.

	As of September 30, 2024
	Net Proved Producing Reserves			Net Proved Reserves
Property Name	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)
Canada:
Twining	710	126	3,637	867	156	4,549
Medicine River	23	43	366	23	43	366
Thornbury	—	—	2	—	—	26
Other properties	2	—	—	2	—	—
United States:
Oklahoma	33	86	699	33	86	699
Texas	57	78	815	57	78	815
Total	825	333	5,519	982	363	6,455

	For the year ended September 30, 2024
	Net Production			Net Revenues
Property Name	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil	NGL	Gas
Canada:
Twining	160	23	944	$11,241,000	$1,190,000	$1,619,000
Medicine River	2	4	18	171,000	107,000	26,000
Thornbury	—	—	52	—	—	39,000
Other properties	22	9	71	633,000	9,000	58,000
United States:
Oklahoma	5	12	99	406,000	252,000	190,000
Texas	14	16	160	1,058,000	322,000	75,000
Total	203	64	1,344	$13,509,000	$1,880,000	$2,007,000

Net proved reserves that are attributable to existing producing wells are primarily determined using decline curve analysis. Net proved reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity.

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves located in Canada and the U.S. and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2024. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses.

Year ending September 30,
2025	$5,208,000
2026	4,802,000
2027	3,301,000
Thereafter	2,646,000
Undiscounted future net cash flows, after income taxes	$15,957,000

Standardized measure of discounted future net cash flows	$15,850,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $1.16 per Mcf and an oil price of $70.78 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs into the Company’s reserve reports in accordance with best practice recommendations.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2024 and 2023 was derived in Alberta, Canada and in the U.S. states of Oklahoma and Texas. Barnwell’s net production in fiscal 2022 was derived in Alberta, Canada and in Oklahoma. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2024	2023	2022
Annual net production:
Natural gas (Mcf)	1,344,000	1,263,000	964,000
Oil (Bbls)	203,000	204,000	182,000
Natural gas liquids (Bbls)	64,000	52,000	48,000
Total (Boe)	491,000	467,000	396,000
Total (Mcfe)	2,946,000	2,799,000	2,296,000
Annual average sales price per unit of production:
Mcf of natural gas*	$1.41	$2.64	$4.63
Bbl of oil**	$66.49	$69.77	$86.73
Bbl of natural gas liquids**	$29.38	$32.24	$48.06
Annual average production cost per Boe produced***	$19.82	$22.10	$23.66
Annual average production cost per Mcfe produced***	$3.30	$3.68	$4.08
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

Capital Expenditures and Acquisitions

Barnwell invested $4,805,000 in oil and natural gas properties during fiscal 2024, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were primarily for the drilling of a new well and for equipment and upgrades to facilities, all of which were in the Twining area.

Barnwell invested $10,729,000 in oil and natural gas properties during fiscal 2023, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were primarily for the drilling of new wells in Texas and the Twining area.

Well Drilling Activities

During the year ended September 30, 2024, the Company drilled one gross (1.0 net) operated development oil well in the Twining area which started producing in mid-September 2024. The well has produced on average approximately 107 Boe per day in its first two months of production. Capital expenditures incurred by the Company for this well totaled approximately $3,183,000. The Company did not drill or participate in the drilling of wells in Texas or in Oklahoma during the year ended September 30, 2024.

In fiscal 2023, the Company participated in the drilling of three gross (0.9 net) non-operated development wells in the Twining area of Alberta, Canada. Total capital expenditures for the year ended September 30, 2023 totaled approximately $4,770,000 and included the drilling, completion and equipping of the three gross (0.9 net) wells along with various upgrades to the Twining facilities. Additionally, the Company participated in the drilling of two gross (0.3 net) non-operated development oil wells in Texas. Capital expenditures incurred for the drilling of these two wells totaled approximately

$4,293,00 during the year ended September 30, 2023. The Company did not drill or participate in the drilling of wells in Oklahoma during the year ended September 30, 2023.

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

Producing Wells

As of September 30, 2024, Barnwell has interests in 141 gross (69.3 net) producing wells in Alberta, Canada, of which 93 gross (63.3 net) were oil wells and 48 gross (6.0 net) were natural gas wells. Additionally, Barnwell has interests in seven gross (0.2 net) and two gross (0.3 net) producing oil wells in Oklahoma and Texas, respectively, as of September 30, 2024.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases in the province of Alberta, Canada which Barnwell held as of September 30, 2024. The acreage of developed and undeveloped oil and natural gas leases in the U.S. are not significant and are therefore not included in the table below.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Alberta, Canada	131,590	30,730	26,210	7,410	157,800	38,140
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Seventy-seven percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2024. Twenty-three percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and may expire over the next five fiscal years, if not developed, as follows: 4% expire during fiscal 2025; 9% expire during fiscal 2026; 6% expire during fiscal 2027; 4% expire during fiscal 2028; and no expirations during fiscal 2029. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes a significant concentration in the Twining area (2,810 net acres). The remaining undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices.

Marketing of Oil and Natural Gas

Barnwell sells its Canadian oil, natural gas, and natural gas liquids production under short-term contracts between itself and two main oil purchasers, one natural gas purchaser, and one natural gas liquids purchaser. The prices received are freely negotiated between buyers and sellers and are determined from transparent posted prices adjusted for quality and transportation differentials.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sells during the period from April 1, 2024 to October 31, 2024 to a fixed index price before differentials of $2.55 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under fixed index price contract is equivalent to approximately 33% of Canadian natural gas gross production per day for the year ended September 30, 2024. In July 2024, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2024 to March 31, 2025 to a fixed index price before differentials of $2.64 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract is equivalent to approximately 33% of Canadian natural gas gross production per day for the year ended September 30, 2024. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 225 gross barrels per day of the Canadian oil for sale for the period from January 1, 2024 to June 30, 2024 to a fixed index price before differentials of $69.46 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract was equivalent to approximately 35% of Canadian oil gross production per day for the year ended September 30, 2024. In July 2024, the Company amended the sales price on 100 gross barrels per day of the Canadian oil that it sells during the period from August 1, 2024 to December 31, 2024 to a fixed index price before differentials of $79.00 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract is equivalent to approximately 16% of Canadian oil gross production per day for the year ended September 30, 2024. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In fiscal 2024 and 2023, Barnwell took most of its Canadian oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenues.

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

In fiscal 2024, 75% of Canadian royalties were related to Alberta government charges and 25% of royalties were related to freehold, overriding royalties and other charges.

In fiscal 2024, the weighted-average royalty rate paid on all of Barnwell’s Canadian natural gas was 6%, and the weighted-average royalty rate paid on oil was 21%. In fiscal 2024, the weighted-average royalty rate paid on all of Oklahoma’s and Texas’s production was 23% and 26%, respectively.

Under Canadian oil and gas law and regulations, in order for the Company to retain the right to acquire, transfer, or drill well licenses, Barnwell must maintain a favorable Licensee Capability Assessment (“LCA”) with the Alberta Energy Regulator’s (“AER”). The LCA is intended to be a comprehensive assessment of corporate health and considers a wide variety of factors and establishes guidelines for the industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered by the AER are combined into six groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency, and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers.” Barnwell’s assessment under the LCA Program is currently favorable with Tier 1 or Tier 2 overall rankings in the six factor groups. Barnwell believes it can continue to manage its operations to maintain a favorable ranking.

A program has also been implemented by the AER which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with AER targets which are adjusted by the AER on an annual basis. The target for calendar 2025 is 6.2% of an individual company’s inactive liability. This amount for Barnwell is approximately $244,000. Barnwell believes the targets assessed by the AER are within estimated forecasts for Barnwell’s future ARO spending and therefore the Company expects to be in compliance with AER spending targets under their mandatory spend requirements.

In instances where Barnwell is a non-operating partner of a company which has become insolvent, Barnwell and any remaining partners are responsible for administering site closure. This is achieved in one of two ways. First, either Barnwell or the other partners proceed with closure, and then make a claim for the costs attributed to the insolvent entity from the Orphan Well Association (“OWA”) after the abandonment work has been certified complete by the AER. Alternatively, Barnwell may pay a deposit to the OWA for its net share of the estimated closure costs, plus contingency as determined by the OWA. This allows the OWA to proceed with closure work on behalf of all partners. As of September 2024, Barnwell had provided $923,000 in cash deposits to the OWA, and $353,000 of the deposit has been spent on closure activities as at September 30, 2024. If the amount of deposit proves larger than that required by the OWA to complete the estimated work, Barnwell will receive a refund on the excess after sites are certified by the AER. These deposits do not earn interest. Asset retirement obligations of Barnwell’s net share of sites operated by all partners are included in “Asset retirement obligation”, current and long-term, in the Consolidated Balance Sheets.

Over the past eight years, the Company has worked to reduce its abandonment and reclamation obligations associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Twenty-four Barnwell-operated sites have been certified as fully reclaimed or exempt since 2016.

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

Operations

Increment I is an area of 80 single-family lots, all of which were sold from 2006 to 2024, and a beach club on the portion of the property bordering the Pacific Ocean. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increment II. The remaining 420 developable acres at Increment II are entitled for up to 350 homesites. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I's sales of single-family residential lots in Increment I. In fiscal 2024, the last two remaining single-family lots of the 80 lots developed within Increment I were sold.

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

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments also is obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner, Replay, for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated. As stated above, Increment II is not yet under development and it is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increment II.

In fiscal 2024, the Kukio Resort Land Development Partnerships sold the last two remaining lots in Increment I and as a result of the lot sales, made cash distributions to its partners of which Barnwell received $1,071,000 resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests.

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

Operations

Water Resources owns and operates three water well drilling rigs, two pump rigs and other ancillary drilling and pump equipment. Additionally, Water Resources leases short-term a storage facility in Waipahu, Hawaii, and a one-acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii. Water Resources also maintains an inventory of uninstalled materials for jobs in progress and an inventory of drilling materials and pump supplies.

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

In fiscal 2024, Water Resources started three pump installation and repair contracts and completed two well drilling and five pump installation and repair contracts. The two completed well drilling contracts were both started in fiscal 2023. Of the five completed pump installation and repair contracts, two were started in fiscal 2017, one was started in fiscal 2019, and two were started in the current year. Fifty-four percent of well drilling and pump installation and repair jobs, representing 18% of total contract drilling revenues in fiscal 2024, have been pursuant to government contracts.

At September 30, 2024, there was a backlog of one well drilling and two pump installation and repair contracts and all of the contracts were in progress as of September 30, 2024.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2024 and 2023 was as follows:

	December 1,
	2024	2023
Well drilling	$800,000	$5,900,000
Pump installation and repair	300,000	900,000
	$1,100,000	$6,800,000

All of the contract drilling revenues in backlog at December 1, 2024 is expected to be recognized in fiscal 2025.

Potential Sale or Wind Down of the Contract Drilling Segment

On December 13, 2023, the Company entered into a stock purchase agreement with a construction company for the sale of Water Resources. On December 27, 2023, the stock purchase agreement was terminated by the buyer prior to closing. The Company continues to investigate strategies regarding Water Resources' future including, but not limited to, other potential opportunities for a sale of its stock or assets. If no sale of its stock or assets along with contract backlog can be secured, Water Resources will likely be wound down after all contracts in backlog are completed and any remaining drilling rigs and equipment will be liquidated.

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

Employees

At December 1, 2024, Barnwell employed 28 individuals; 27 on a full time basis and 1 on a part-time basis.

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

Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American and applicable law, to issue all shares of our common stock or warrants or other instruments to purchase such shares of our common stock. In addition, we may raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. A related effect of such issuances may enhance existing large stockholders’ influence on the Company, including that of Alexander Kinzler, our General Counsel and Secretary.

A small number of stockholders, including our General Counsel and Secretary, own a significant amount of our common stock and may have influence over the Company.

As of September 30, 2024, our General Counsel and Secretary, who is the Executive Chairman of the Board of Directors, and two other stockholders hold approximately 48% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company.

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

Retirement plan cash funding obligations and plan expenses and obligations are subject to a high degree of uncertainty and could increase in future years depending on numerous factors, including the performance of the financial markets, specifically the equity markets and levels of interest rates.

Declines in the price of our common stock could adversely affect the value of an asset on our balance sheet and our stockholders’ equity.

Currently, Barnwell’s pension plan is overfunded, meaning that the current fair value of the assets held by the pension plan exceeds the estimated current accumulated benefit obligation of the pension plan. The overfunded amount is included on our balance sheet as an asset titled “Asset for retirement benefits.” As of September 30, 2024, the value of that asset was $4,899,000, which represented 16% of the Company’s total assets of $30,669,000 and 38% of our stockholders’ equity. A decline in the value of our pension plan’s investments overall, or of any one investment, could reduce the value of “Asset for retirement benefits.”

A portion of the pension plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. As of September 30, 2024, the value of the Barnwell common stock held by the pension plan was $934,000, representing approximately 7% of the fair market value of the pension plan’s assets. A decline in the price of our common stock would also have the effect of reducing the value of our “Asset for retirement benefits,” total assets and our stockholders’ equity.

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

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator’s (“AER”) Licensee Life-Cycle Management Program via a Licensee Capability Assessment (“LCA”). Under this program the AER assesses the corporate health of the Company and considers a wider variety of factors than those considered under the previous program. The LCA establishes clear expectations for industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered are grouped into six factor groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers”. Under the LCA Program, an inventory reduction program has also been implemented which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with AER targets which are adjusted by the AER on an annual basis. The target for 2025 is 6.2% of an individual company’s inactive liability. These targets became effective January 1, 2022.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the U.S., such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta is controlled by the government of that province. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 70% in fiscal 2024.

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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition, and operating results.

There is currently significant uncertainty about the future relationship between the United States and Canada, including potential changes with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Because most of our oil and natural gas production is in Canada, changes in tariffs, trade barriers, and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

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

Risks Related to Land Investment Segment

Receipt of future payments from KD II and cash distributions from the Kukio Resort Land Development Partnerships is dependent upon the developer’s continued efforts and ability to develop the property.

We are entitled to receive future payments based on a percentage of the sales prices of residential lots sold within the Kaupulehu area by KD II as well as a percentage of future distributions KD II makes to its members. However, in order to collect such payments we are reliant upon the developer, KD II, in which we own a non-controlling ownership interest, to proceed with the development or sale of the remaining portion of Increment II. Additionally, future cash distributions from the Kukio Resort Land Development Partnerships, which includes KD II, are also dependent on the development or sale of Increment II by KD II. It is uncertain when or if KD II will develop or sell the remaining portion of Increment II, and there is no assurance with regards to the amounts of future sales from Increment II. We do not have a controlling interest in the partnerships, and therefore are dependent on the general partner for development decisions. The receipt of future payments and cash distributions could be jeopardized if the developer fails to proceed with development of the property.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 18% in fiscal 2024. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.                          CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats. Our policies, standards, and procedures for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management system. In this regard, we use various tools and processes to help prevent, identify, and resolve any identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, periodic employee awareness updates, engaging experts and third-party monitoring and detection tools.

We employ third-party information technology (“IT”) consultants to manage our information technology environment and help manage and assess cybersecurity risks.

Our IT Steering Committee, comprised of our Chief Executive Officer, our Chief Financial Officer, our General Counsel, and an IT consultant, oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes oversight over our third-party IT consultants, monitoring systems and employee engagement. Our senior management team is responsible for reporting any identified cybersecurity risks to the Audit Committee of our Board of Directors.

The Audit Committee of our Board of Directors meets periodically with management to review the Company’s overall policies with respect to risk assessment and risk management, including a review the systems and processes implemented by management to identify, assess, manage, and mitigate cybersecurity risks. Our senior management is responsible for the day-to-day supervision of the material risks we may face.

Our risks from cybersecurity threats have not affected or are reasonably not likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2.                                     PROPERTIES

Oil and Natural Gas and Land Investment Properties

The location and character of Barnwell’s oil and natural gas properties and its land investment properties, are described above under Item 1, “Business.”

Corporate Offices

Barnwell's corporate headquarters is located in Honolulu, Hawaii, in a commercial office building under a lease that expires in February 2026.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2022	$3.33	$2.70	December 31, 2023	$2.78	$2.06
March 31, 2023	$2.97	$1.89	March 31, 2024	$2.53	$2.15
June 30, 2023	$3.10	$2.47	June 30, 2024	$3.20	$2.30
September 30, 2023	$2.79	$2.18	September 30, 2024	$2.53	$2.12

Holders

As of December 13, 2024, there were 10,053,534 shares of common stock, par value $0.50, outstanding. As of December 13, 2024, there were approximately 80 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during the year ended September 30, 2024. The following table sets forth the cash dividends paid per share of common stock during the year ended September 30, 2023.

Record Date	Date of Payment	Dividend Paid
August 24, 2023	September 11, 2023	$0.015
May 25, 2023	June 12, 2023	$0.015
February 23, 2023	March 13, 2023	$0.015
December 27, 2022	January 11, 2023	$0.015

The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, and the level of our oil and natural gas capital expenditures and any other investments.

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

ITEM 6.                             [RESERVED]

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2024 and 2023, and the related Consolidated Statements of Operations, Comprehensive Loss, Equity, and Cash Flows for the years ended September 30, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Oil and Natural Gas Properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties under which we are required to conduct quarterly calculations of a “ceiling,” or limitation, on the carrying value of oil and natural gas properties . The ceiling limitation is the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending as of the balance sheet date held constant over the life of the reserves (except where prices are defined by contractual arrangements), of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations with the exception of those associated with proved undeveloped reserves from wells that are to be drilled in the future; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 18% of the previous year’s estimate, due in large part to the impacts of volatile oil and natural gas prices which change the economic viability of producing such reserves and changes in estimated proved undeveloped reserves which can fluctuate from year to year depending upon the Company's plans and ability to fund the capital expenditures necessary to develop such reserves. There can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.

If reported reserve volumes were revised downward by 5% at the end of fiscal 2024, the ceiling limitation for Canada would have decreased approximately $906,000 which would not have resulted in a ceiling impairment before income taxes due to sufficient room between the ceiling and the carrying value of Canadian oil and natural gas properties at the end of fiscal 2024 of approximately $4,658,000. However, an additional $197,000 impairment would be recorded for U.S. oil and gas properties at the end of fiscal 2024 as there is no room between the ceiling and the carrying value of U.S. oil and natural gas properties at the end of fiscal 2024.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2024, depletion for fiscal 2024 would have increased by approximately $222,000.

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

Overview

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. (oil and natural gas segment), 2) leasehold land interests in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. However, in the quarter ended March 31, 2024, the last two remaining single-family lots in Increment I were sold and there are no more lots available for sale in Increment I. Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I. Increment I is an area zoned for approximately 80 single-family lots.

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

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels in Increment I, which is now completely sold, as well as from commissions on real estate resales by the real estate sales office and revenues resulting from the sale of private club memberships, a few of which remain available for sale.

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at September 30, 2024 for the Kukio Resort Land

Development Partnerships as a whole was approximately $4,500,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $3,000,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

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

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $66.49 per barrel during the year ended September 30, 2024, a decrease of 5% from $69.77 per barrel realized during the prior year and realized an average price for natural gas of $1.41 per Mcf during the year ended September 30, 2024, a decrease of 47% from $2.64 per Mcf realized during the prior year. Oil and natural gas prices continue to be volatile over time and thus, the Company is unable to reasonably predict future prices and the impacts future prices will have on the Company.

Land Investment Segment

Future revenues from the sale of interest in leasehold land and any future cash distributions from our investment in the Kukio Resort Land Development Partnerships are dependent upon the potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort Land Development Partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future payments from Increment II to be received or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.

Results of Operations

Summary

Net loss attributable to Barnwell for fiscal 2024 totaled $5,565,000, a $4,604,000 increase in net loss from a net loss of $961,000 in fiscal 2023. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•A $4,958,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $2,885,000 non-cash ceiling test impairment in the current year and due to decreases in natural gas, oil, and natural gas prices in the current year period as compared to the same period in the prior year;

•A $599,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased activity and an increase in drilling difficulties and labor costs as compared to the same period in the prior year;

•A $551,000 gain recognized in the prior year period from the sale of a contract drilling segment drilling rig, whereas there was no such gain in the current year period; and

•Results improved as general and administrative expenses decreased $1,358,000 primarily due to decreases in stockholder costs and professional fees in the current year period as compared to the same period in the prior year.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in fiscal 2024, as compared to fiscal 2023 and the exchange rate of the Canadian dollar to the U.S. dollar remained unchanged at September 30, 2024, as compared to September 30, 2023. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss.

Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2024 was nil, a $2,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $2,000 in fiscal 2023. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2024 and 2023 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2024 as compared to fiscal 2023. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2024	2023	$	%
Natural gas (Mcf)*	$1.41	$2.64	$(1.23)	(47)%
Oil (Bbls)	$66.49	$69.77	$(3.28)	(5)%
Natural gas liquids (Bbls)	$29.38	$32.24	$(2.86)	(9)%

	Annual Net Production
			Increase (Decrease)
	2024	2023	Units	%
Natural gas (Mcf)	1,344,000	1,263,000	81,000	6%
Oil (Bbls)	203,000	204,000	(1,000)	—%
Natural gas liquids (Bbls)	64,000	52,000	12,000	23%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $285,000 operating loss in fiscal 2024 before general and administrative expenses, a decrease in operating results of $4,958,000 as compared to $4,673,000 of operating profit in fiscal 2023.

The following table sets forth Barnwell’s oil and natural gas segment operating (loss) profit before general and administrative expenses by geographic location:

	Year ended September 30,
	2024	2023
Operating (loss) profit (before general and administrative expenses)
Canada (1)	$(440,000)	$3,171,000
United States (2)	155,000	1,502,000
Total operating (loss) profit	$(285,000)	$4,673,000
________________________

(1)          The operating loss for Canada for the year ended September 30, 2024 includes a non-cash ceiling test impairment of $2,164,000.
(2)          The operating profit for the United States for year ended September 30, 2024 includes a non-cash ceiling test impairment of $721,000.

Oil and natural gas revenues decreased $1,980,000 (10%) from $19,376,000 in fiscal 2023 to $17,396,000 in fiscal 2024, primarily due to significant decreases in natural gas, oil, and natural gas liquid prices, which decreased 47%, 5%, and 9%, respectively, as compared to the same period in the prior year. The decrease was partially offset by 6% and 23% increases in natural gas and natural gas liquid production, respectively, as compared to the same period in the prior year.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sells during the period from April 1, 2024 to October 31, 2024 to a fixed index price before differentials of $2.55 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under fixed index price contract is equivalent to approximately 33% of Canadian natural gas gross production per day for the year ended September 30, 2024. In July 2024, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2024 to March 31, 2025 to a fixed index price before differentials of $2.64 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract is equivalent to approximately 33% of Canadian natural gas gross production per day for the year ended September 30, 2024. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 225 gross barrels per day of the Canadian oil for sale for the period from January 1, 2024 to June 30, 2024 to a fixed index price before differentials of $69.46 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract was equivalent to approximately 35% of Canadian oil gross production per day for the year ended September 30, 2024. In July 2024, the Company amended the sales price on 100 gross barrels per day of the Canadian oil that it sells during the period from August 1, 2024 to December 31, 2024 to a fixed index price before differentials of $79.00 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract is equivalent to approximately 16% of Canadian oil gross production per day for the year ended September 30, 2024. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas operating expenses decreased $585,000 (6%) from $10,434,000 in fiscal 2023 to $9,849,000 in fiscal 2024, primarily due to decreases in repairs, electricity and chemical costs in the current year period as compared to the same period in the prior year and due to optimization as a result of certain capital expenditures made earlier in the current year. The decrease in oil and natural gas operating expenses was partially offset by an increase in costs due to higher production and an increase in workovers and maintenance costs in the current year period as compared to the same period in the prior year.

    Oil and natural gas segment depletion increased $678,000 (16%) from $4,269,000 in fiscal 2023 to $4,947,000 in fiscal 2024, primarily due to an increase in the depletion rate for Canadian properties and also increased production from those properties, both of which were the result of the wells drilled in fiscal 2023 and late fiscal 2024, and facilities expansion and upgrade costs, all in the Twining area. The increase in oil and natural gas segment depletion was also due to increased depletion from production in Texas, whereas there was only a minor amount of such depletion in the prior year period.

Sale of interest in leasehold land

Kaupulehu Developments was entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Year ended September 30,
	2024	2023
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$500,000	$265,000
Fees - included in general and administrative expenses	(61,000)	(32,000)
Sale of interest in leasehold land, net of fees paid	$439,000	$233,000

During the year ended September 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I. During the year ended September 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I.

There is an Increment II owned by KD II in which the Company has a 10.8% indirect non-controlling ownership interest. There is no assurance with regards to the amounts of future sales from Increment II or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii. Contract drilling revenues decreased $1,815,000 (33%) to $3,612,000 in fiscal 2024, as compared to $5,427,000 in fiscal 2023 and contract drilling costs decreased $1,186,000 (21%) to $4,483,000 in fiscal 2024, as compared to $5,669,000 in fiscal 2023. The contract drilling segment generated a $1,027,000 operating loss before general and administrative expenses during fiscal 2024, a decrease in operating results of $599,000 as compared to an operating loss before general and administrative expenses of $428,000 in fiscal 2023.

The decreases in contract drilling revenues and contract drilling costs for the current year period as compared to the same period in the prior year were primarily due to decreased activity and a decrease in revenues and costs recognized from materials deliveries and installations as compared to the same period in the prior year. Also, during the current year period, unforeseen drilling difficulties were encountered on a job where costs were spent to retrieve a portion of the drill string that twisted off and slower drilling was required to ensure plumbness of the hole. In addition, the Company commenced compensation adjustments for contract drilling segment personnel to decrease potential attrition of workers and enable the Company to complete its drilling obligations. These factors resulted in contract drilling expenses decreasing less than the decrease in contract drilling revenues.

On December 13, 2023, the Company entered into a stock purchase agreement with a construction company for the sale of Water Resources. On December 27, 2023, the stock purchase agreement was terminated by the buyer prior to closing.

In January 2024, a significant well drilling contract, which previously had an estimated contract drilling revenue backlog of $2,400,000 and which had not yet started, was cancelled by mutual agreement of Water Resources and the counterparty.

At September 30, 2024, there was a backlog of one well drilling and two pump installation and repair contracts and all of the contracts were in progress as of September 30, 2024. The backlog of contract drilling revenues as of December 1, 2024 was approximately $1,100,000, all of which is expected to be realized in fiscal 2025. Based on these contracts in backlog, contract drilling segment operating results for fiscal 2025 is estimated to be significantly less than fiscal 2024.

The Company continues to investigate strategies regarding Water Resources' future including, but not limited to, other potential opportunities for a sale of its stock or assets. If no sale of its stock or assets along with contract backlog can be secured, Water Resources will likely be wound down after all contracts in backlog are completed and any remaining drilling rigs and equipment will be liquidated. Management estimates that its three remaining contracts in backlog at September 30, 2024 will be completed in March 2025 or soon thereafter, however it is uncertain as to when the contingent liability related to the required drilling of a monitoring well in satisfaction of a regulatory assessment will be settled (see Note 17 in the “Notes to Consolidated Financial Statements” in Item 8 of this report).

General and administrative expenses

General and administrative expenses decreased $1,358,000 (20%) to $5,598,000 in fiscal 2024, as compared to $6,956,000 in fiscal 2023. The decrease was primarily due to decreases of $962,000 in professional fees primarily related to legal and consulting services and $533,000 in stockholders costs primarily attributed to the cooperation and support agreement and associated fees to certain directors in the prior year period as compared to the same period in the current year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $649,000 (15%) from $4,457,000 in fiscal 2023 to $5,106,000 in fiscal 2024, primarily due to increases in the depletion rate for Canadian properties and also new production from those properties and due to depletion attributable to production in Texas as discussed in the “Oil and natural gas” section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices (except where prices are defined by contractual arrangements), the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.

During the year ended September 30, 2024, the Company incurred a non-cash ceiling test impairment of $2,885,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $721,000 and $2,164,000, respectively. The impairments to our U.S. and Canadian oil and natural gas properties were primarily due to a decline in the historical 12-month rolling average first-day-of-the-month prices. There was no ceiling test impairment during the year ended September 30, 2023.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for October 1, November 1 and December 1 of 2024, the oil prices and natural gas prices used in the 12-month historical rolling first-day-of-the-month average oil price for the ceiling test at December 31, 2024 will be lower than at September 30, 2024. Whereas we believe our Canadian full cost pool is sufficiently below the ceiling limit, our U.S. full cost pool had no ceiling excess at September 30, 2024, and thus a further impairment charge is more likely than not for our U.S full cost pool for the first quarter of fiscal 2025 ending December 31, 2024. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of December 2024.

Foreign currency gain

Foreign currency gain was $10,000 and $76,000 during the years ended September 30, 2024 and 2023, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar. The foreign currency gains from intercompany balances are included in our consolidated statement of operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Gain on sale of assets

In October 2022, the Company completed the sale of a contract drilling segment drilling rig to an independent third party for proceeds of $551,000, net of related costs. The drilling rig was fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $551,000 gain during the year ended September 30, 2023.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell recognized equity in income of affiliates of $1,071,000 for the year ended September 30, 2024, as compared to equity in income of affiliates of $758,000 for the year ended September 30, 2023. The increase in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of the last two lots in Increment I during the current year period, as compared to one lot sale in the prior year period.

During the year ended September 30, 2024, Barnwell received cash distributions of $1,071,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests. During the year ended September 30, 2023, Barnwell received cash distributions of $758,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $674,000, after distributing $84,000 to non-controlling interests.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships’ investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the year ended September 30, 2024 was equivalent to the $1,071,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $373,000 at September 30, 2024 and $708,000 at September 30, 2023.

Income taxes

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2024	2023
United States	$(2,820,000)	$(2,414,000)
Canada	(2,532,000)	1,400,000
	$(5,352,000)	$(1,014,000)

Barnwell’s effective consolidated income tax rate for fiscal 2024, after adjusting loss before income taxes for non-controlling interests, was (4)%, as compared to an effective consolidated income tax benefit rate of 5% for fiscal 2023.
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

Net earnings attributable to non-controlling interests totaled $234,000 in fiscal 2024, as compared to net earnings attributable to non-controlling interests of $150,000 in fiscal 2023. The $84,000 (56%) increase is primarily due to increases in the amount of equity in income of affiliates and percentage of sales revenue received in the current year period as compared to the same period in the prior year.

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

Impact of Recently Issued Accounting Standards on Future Filings

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements but does not expect that the adoption of this update will have a material impact on Barnwell's consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of

Income Statement Expenses”, which requires public companies to disclose specified information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2024, Barnwell had $1,071,000 in working capital. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, is expected to be minimal.

In recent years, the Company generated a significant amount of cash inflows from its land investment segment, however, the last lots at Increment I were sold in the quarter ended March 31, 2024 and there are no more lots available for sale in Increment I. In addition, no definitive development plans have been made by the developer of Increment II as of the date of this report and thus future cash inflows from the land investment segment are uncertain. Management estimates that cash flows from the sale of the contract drilling segment business or its operating assets may also provide some level of liquidity in the near-term. The Company will primarily be reliant upon sufficient operating cash inflows from its oil and natural gas segment, which in turn will be largely determined by prices and production levels. A certain level of oil and natural gas capital expenditures will be necessary to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place. Management estimates that, barring any significant unforeseen events, it is more likely than not that there is sufficient cash on hand, cash flows from contract drilling segment asset sales and cash flows from oil and natural gas segment operations to continue as a going concern for the twelve months from the filing of this report. However, the aforementioned factors will influence the Company’s liquidity beyond that twelve month period.

Cash Flows

Cash flows provided by operating activities totaled $4,710,000 for fiscal 2024, as compared to cash flows provided by operating activities of $1,943,000 for fiscal 2023. This $2,767,000 change in operating cash flows was due to fluctuations in working capital in the current year period as compared to the prior year period. The adjustment in operating cash flows due to the effect of changes in current assets and liabilities was an increase of $2,780,000 in the current year period as compared to a decrease of $393,000 in the prior year period. The change was also due to an increase in distributions of income from the Kukio Resort Land Development Partnerships and a decrease in general and administrative costs in the current year period as compared to the prior year period, partially offset by lower operating results for the oil and natural gas and contract drilling segments in the current year period as compared to the same period in the prior year.

Cash flows used in investing activities totaled $2,832,000 for fiscal 2024, as compared to cash flows used in investing activities of $11,180,000 for fiscal 2023. This $8,348,000 change in investing cash flows was primarily due to a decrease of $7,790,000 in cash paid for investments in oil and natural gas properties in the current year period as compared to the same period in the prior year and a $441,000 increase in proceeds from the sale of oil and natural gas properties in the current year period as compared to the prior year period.

Cash flows used in financing activities totaled $226,000 for fiscal 2024, as compared to cash flows used in financing activities of $786,000 for fiscal 2023. The $560,000 change in financing cash flows was due to a decrease of $599,000 in payment of dividends, partially offset by an increase of $69,000 in distributions to non-controlling interests in the current year period as compared to the same period in the prior year.

Cash Dividends

No dividends were declared or paid during the year ended September 30, 2024. The following table sets forth the cash dividends paid per share of common stock during the year ended September 30, 2023.

Record Date	Date of Payment	Dividend Paid
August 24, 2023	September 11, 2023	$0.015
May 25, 2023	June 12, 2023	$0.015
February 23, 2023	March 13, 2023	$0.015
December 27, 2022	January 11, 2023	$0.015

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $5,924,000 from $10,729,000 in fiscal 2023 to $4,805,000 in fiscal 2024.

During the year ended September 30, 2024, the Company participated in the drilling of one gross (1.0 net) operated development oil well in the Twining area. Capital expenditures incurred for the drilling of this well during the year ended September 30, 2024 totaled approximately $3,183,000.

In fiscal 2023, the Company participated in the drilling of three gross (0.9 net) non-operated wells in the Twining area of Alberta, Canada. Capital expenditures incurred for the drilling of these wells and Twining facilities during the year ended September 30, 2023 totaled approximately $4,770,000. Additionally, the Company participated in the drilling of two gross (0.3 net) non-operated development oil wells in Texas. Capital expenditures incurred for the drilling of these two wells totaled approximately $4,293,00 during the year ended September 30, 2023.

Oil and Natural Gas Property Dispositions

In the quarter ended June 30, 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Kaybob area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $441,000 in order to, among other things, reflect an economic effective date of May 1, 2024. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment.

In July 2024, Barnwell entered into and completed an agreement with an independent third party to convey interests in certain natural gas and oil properties located in the Bonanza and Balsam areas of Alberta, Canada. In consideration for the sale of the working interests in these properties, Barnwell retained a 4% overriding royalty on these properties and the buyer assumed the asset retirement obligations associated with these properties. There were no cash proceeds from the sale and no gain or loss was recognized on this conveyance as this did not result in a significant alteration of the relationship between capitalized costs and proved reserves. With the disposition of the working interest, Barnwell reduced the full cost pool and abandonment liabilities associated with the working interests conveyed by approximately $153,000.

In September 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Wood River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $292,000 in order to, among other things, reflect an economic effective closing date of September 30, 2024. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment. From the sales proceeds, $38,000 was remitted directly to the Canada Revenue Agency by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The proceeds from the sale was credited to our cash in October 2024 and will be reflected in the Statement of Cash Flows for the first quarter of fiscal 2025 ending December 31, 2024. No gain or loss was recognized on this disposition as the sale proceeds were credited to the full cost pool and did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

Under the agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and may need to pay the remaining balance of $637,000 by August 2025. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As of September 30, 2024, the Company recognized a cumulative reduction in the deposit balance of $353,000 for work performed under this program.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Little Falls, New Jersey
December 16, 2024

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,505,000	$2,830,000
Accounts and other receivables, net of allowance for credit losses of: $375,000 at September 30, 2024; $284,000 at September 30, 2023	2,770,000	3,246,000
Assets held for sale	69,000	—
Other current assets	1,539,000	3,009,000
Total current assets	8,883,000	9,085,000
Asset for retirement benefits	4,899,000	4,471,000
Operating lease right-of-use assets	39,000	54,000
Property and equipment:
Proved oil and natural gas properties, net (full cost method)	16,554,000	21,302,000
Drilling rigs and other property and equipment, net	294,000	509,000
Total property and equipment, net	16,848,000	21,811,000
Total assets	$30,669,000	$35,421,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,822,000	$881,000
Accrued capital expenditures	2,407,000	1,099,000
Accrued compensation	650,000	726,000
Accrued operating and other expenses	1,834,000	1,747,000
Current portion of asset retirement obligation	798,000	1,536,000
Other current liabilities	301,000	609,000
Total current liabilities	7,812,000	6,598,000
Operating lease liabilities	7,000	47,000
Liability for retirement benefits	1,898,000	1,664,000
Asset retirement obligation	7,790,000	8,297,000
Deferred income tax liabilities	100,000	58,000
Total liabilities	17,607,000	16,664,000
Commitments and contingencies (Note 17)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares:
10,195,990 issued at September 30, 2024; 10,158,678 issued at September 30, 2023	5,098,000	5,079,000
Additional paid-in capital	7,690,000	7,687,000
Retained earnings	595,000	6,160,000
Accumulated other comprehensive income, net	1,943,000	2,104,000
Treasury stock, at cost:
167,900 shares at September 30, 2024 and 2023	(2,286,000)	(2,286,000)
Total stockholders’ equity	13,040,000	18,744,000
Non-controlling interests	22,000	13,000
Total equity	13,062,000	18,757,000
Total liabilities and equity	$30,669,000	$35,421,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2024	2023
Revenues:
Oil and natural gas	$17,396,000	$19,376,000
Contract drilling	3,612,000	5,427,000
Sale of interest in leasehold land	500,000	265,000
Gas processing and other	216,000	201,000
	21,724,000	25,269,000
Costs and expenses:
Oil and natural gas operating	9,849,000	10,434,000
Contract drilling operating	4,483,000	5,669,000
General and administrative	5,598,000	6,956,000
Depletion, depreciation, and amortization	5,106,000	4,457,000
Impairment of assets	2,885,000	—
Foreign currency gain	(10,000)	(76,000)
Interest expense	2,000	2,000
Gain on sale of assets	—	(551,000)
	27,913,000	26,891,000
Loss before equity in income of affiliates and income taxes	(6,189,000)	(1,622,000)
Equity in income of affiliates	1,071,000	758,000
Loss before income taxes	(5,118,000)	(864,000)
Income tax provision (benefit)	213,000	(53,000)
Net loss	(5,331,000)	(811,000)
Less: Net earnings attributable to non-controlling interests	234,000	150,000
Net loss attributable to Barnwell Industries, Inc. stockholders	$(5,565,000)	$(961,000)
Basic net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.56)	$(0.10)
Diluted net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.56)	$(0.10)
Weighted-average number of common shares outstanding:
Basic	10,017,997	9,969,856
Diluted	10,017,997	9,969,856

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2024	2023
Net loss	$(5,331,000)	$(811,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	—	(2,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	(85,000)	(79,000)
Net actuarial (loss) gain arising during the period, net of taxes of $0	(76,000)	891,000
Total other comprehensive (loss) income	(161,000)	810,000
Total comprehensive loss	(5,492,000)	(1,000)
Less: Comprehensive income attributable to non-controlling interests	(234,000)	(150,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(5,726,000)	$(151,000)

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2024 and 2023

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2022	9,956,687	$5,062,000	$7,351,000	$7,720,000	$1,294,000	$(2,286,000)	$20,000	$19,161,000
Net (loss) earnings	—	—	—	(961,000)	—	—	150,000	(811,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(2,000)	—	—	(2,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(157,000)	(157,000)
Share-based compensation	—	—	263,000	—	—	—	—	263,000
Issuance of common stock for services	34,091	17,000	73,000	—	—	—	—	90,000
Dividends declared, $0.060 per share	—	—	—	(599,000)	—	—	—	(599,000)
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(79,000)	—	—	(79,000)
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	891,000	—	—	891,000
Balance at September 30, 2023	9,990,778	5,079,000	7,687,000	6,160,000	2,104,000	(2,286,000)	13,000	18,757,000
Net (loss) earnings	—	—	—	(5,565,000)	—	—	234,000	(5,331,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(226,000)	(226,000)
Acquisition of non-controlling interest			(186,000)				1,000	(185,000)
Share-based compensation	—	—	208,000	—	—	—	—	208,000
Issuance of common stock for restricted stock units vested	37,312	19,000	(19,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(85,000)	—	—	(85,000)
Net actuarial loss arising during the period, net of taxes of $0	—	—	—	—	(76,000)	—	—	(76,000)
Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,331,000)	$(811,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of affiliates	(1,071,000)	(758,000)
Depletion, depreciation, and amortization	5,106,000	4,457,000
Impairment of assets	2,885,000	—
Gain on sale of assets	—	(551,000)
Sale of interest in leasehold land, net of fees paid	(439,000)	(233,000)
Distributions of income from equity investees	1,071,000	539,000
Retirement benefits income	(345,000)	(252,000)
Accretion of asset retirement obligation	900,000	808,000
Deferred income tax expense (benefit)	42,000	(130,000)
Asset retirement obligation payments	(1,139,000)	(1,005,000)
Share-based compensation expense	208,000	263,000
Common stock issued for services	—	90,000
Non-cash rent income	(28,000)	(25,000)
Retirement plan contributions and payments	(4,000)	(3,000)
Credit loss expense	85,000	38,000
Foreign currency gain	(10,000)	(76,000)
Gain on debt extinguishment	—	(15,000)
Increase (decrease) from changes in current assets and liabilities	2,780,000	(393,000)
Net cash provided by operating activities	4,710,000	1,943,000
Cash flows from investing activities:
Acquisition of non-controlling interest	(185,000)	—
Distributions from equity investees in excess of earnings	—	219,000
Proceeds from sale of interest in leasehold land, net of fees paid	439,000	233,000
Proceeds from the sale of oil and natural gas assets	441,000	—
Capital expenditures - oil and natural gas	(3,514,000)	(11,304,000)
Capital expenditures - all other	(13,000)	(328,000)
Net cash used in investing activities	(2,832,000)	(11,180,000)
Cash flows from financing activities:
Repayment of long-term debt	—	(30,000)
Distributions to non-controlling interests	(226,000)	(157,000)
Payment of dividends	—	(599,000)
Net cash used in financing activities	(226,000)	(786,000)
Effect of exchange rate changes on cash and cash equivalents	23,000	49,000
Net increase (decrease) in cash and cash equivalents	1,675,000	(9,974,000)
Cash and cash equivalents at beginning of year	2,830,000	12,804,000
Cash and cash equivalents at end of year	$4,505,000	$2,830,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2024 AND 2023

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S., 2) leasehold land interests in Hawaii, and 3) drilling wells and installing and repairing water pumping systems in Hawaii.

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

•Land Investment Segment - Barnwell owns land interests in Hawaii.

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

Under the full cost method of accounting, we review the carrying value of our oil and natural gas properties, on a country-by-country basis, each quarter in what is commonly referred to as the ceiling test. Under the ceiling test, capitalized costs, net of accumulated depletion and oil and natural gas related deferred income taxes, may not exceed an amount equal to the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending as of the balance sheet date held constant over the life of the reserves (except where prices are defined by contractual arrangements), of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum reserve engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations with the exception of those associated with proved undeveloped reserves from wells that are to be drilled in the future; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis. Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined. Proceeds from the disposition of oil and natural gas properties are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves in a particular country.

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

Long-lived Assets

Long-lived assets to be held and used, other than oil and natural gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future net cash flows expected to result from use of the asset (undiscounted and without interest charges). If it is determined that the asset may not be recoverable, impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of the asset carrying value or fair value, less cost to sell.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $64,000 based on the assets of the plan at September 30, 2024.

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

Derivative Instruments

Barnwell may utilize physical forward commodity contracts to mitigate market price risk on its oil and natural gas output when deemed appropriate. Purchase and sale contracts with a fixed price determined at inception are recorded on the Consolidated Balance Sheets as derivative financial instruments if such contracts are readily convertible to cash - unless the contracts are eligible for and elected as the normal purchases and normal sales exception (“NPNS”); in which case, the contracts are recorded on an accrual basis and the Company recognizes the amounts relating to such transactions during the period when the commodities are physically delivered. The Company generally applies the NPNS exception to eligible oil and natural gas contracts to purchase or sell quantities it expects to use or sell in the normal course of business. The Company has not traded in any derivative contracts other than where the NPNS exception is applied, and it does not apply hedge accounting.

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

Options to purchase 465,000 shares of common stock and 98,795 restricted stock units were excluded from the computation of diluted shares for the year ended September 30, 2024, as their inclusion would have been anti-dilutive. Options to purchase 546,781 shares of common stock and 18,605 restricted stock units were excluded from the computation of diluted shares for the year ended September 30, 2023, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Year ended September 30, 2024
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic	$(5,565,000)	10,017,997	$(0.56)
Effect of dilutive securities - common stock options and restricted stock units	—	—
Diluted	$(5,565,000)	10,017,997	$(0.56)

	Year ended September 30, 2023
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic	$(961,000)	9,969,856	$(0.10)
Effect of dilutive securities - common stock options and restricted stock units	—	—
Diluted	$(961,000)	9,969,856	$(0.10)

3.                           ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Year ended September 30,
	2024	2023
Allowance for credit losses as of beginning of year	$284,000	$231,000
Provision for expected losses	85,000	38,000
Write-offs charged against the allowance	(10,000)	(20,000)
Recoveries of amounts previously written off	16,000	34,000
Foreign currency translation adjustment	—	1,000
Allowance for credit losses as of end of year	$375,000	$284,000

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

The partnerships derive income from the sale of residential parcels in Increment I, which is now completely sold, as well as from commissions on real estate resales by the real estate sales office and revenues resulting from the sale of a few remaining private club memberships. In the quarter ended March 31, 2024, the last two remaining single-family lots of the 80 lots developed within Increment I were sold.
Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. During the year ended September 30, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships. During the year ended September 30, 2023, Barnwell received cash distributions of $758,000 from the Kukio Resort Land Development Partnerships resulting in a net amount of $674,000, after distributing $84,000 to non-controlling interests.

 Equity in income of affiliates was $1,071,000 for the year ended September 30, 2024, as compared to equity in income of affiliates of $758,000 for the year ended September 30, 2023.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2024	2023
Revenue	$13,555,000	$13,055,000
Gross profit	$8,651,000	$7,733,000
Net earnings	$6,437,000	$4,436,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships’ investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, the amount of equity in income of affiliates recognized in the year ended September 30, 2024 was equivalent to the $1,071,000 of distributions received in that period.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $373,000 at September 30, 2024 and $708,000 at September 30, 2023.

Sale of Interest in Leasehold Land

Kaupulehu Developments holds rights to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I, which is now fully sold, and within Increment II, which is not yet developed (see Note 19).

With respect to Increment I, Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. In the quarter ended March 31, 2024, the last two single-family lots of the 80 lots developed within Increment I were sold.

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

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues (see Note 17 “Commitments and Contingencies - Other Matters”):

	Year ended September 30,
	2024	2023
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$500,000	$265,000
Fees - included in general and administrative expenses	(61,000)	(32,000)
Sale of interest in leasehold land, net of fees paid	$439,000	$233,000

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

In the quarter ended June 30, 2024, BOK acquired Gros Ventre’s 2% non-controlling interest in Teton Barnwell for $185,000 and following the acquisition, BOK now owns 100% interest in Teton Barnwell. As such, although Teton Barnwell is no longer a variable interest entity as of the acquisition date, it will continue to be consolidated by the Company. This transaction was accounted for as an equity transaction with no gain or loss recognized and the difference between the carrying amount of Gros Ventre’s non-controlling interest and the consideration given for the acquisition of the additional equity interest was recorded as a reduction in additional paid-in capital in the accompanying Consolidated Balance Sheets and Consolidated Statements of Equity.

6.    ASSETS HELD FOR SALE

Contract Drilling Segment Property and Equipment

In the quarter ended March 31, 2024, the Company commenced the marketing of a portion of the contract drilling segment's property and equipment, the majority of which was already fully depreciated. There was no impairment related to the classification change from held and used to held for sale as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value. The property and equipment deemed necessary to complete the contract drilling segment's contracts in backlog continue to be classified as held and used as of September 30, 2024. At September 30, 2024, a sale of the remainder of the contract drilling segment's property and equipment or the contract drilling segment as a whole was not estimated to be probable due to the lack of any definitive sale opportunities at that date.

7.                                   OIL AND NATURAL GAS PROPERTIES

Oil and Natural Gas Property Dispositions

In the quarter ended June 30, 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Kaybob area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $441,000 in order to, among other things, reflect an economic effective date of May 1, 2024. The final determination of the customary adjustments to the purchase price has not yet been made; however, it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

In July 2024, Barnwell entered into and completed an agreement with an independent third party to convey interests in certain oil and natural gas properties located in the Bonanza and Balsam areas of Alberta, Canada. In consideration for the sale of the working interests in these properties, Barnwell retained a 4% overriding royalty on these properties and the buyer assumed the asset retirement obligations associated with these properties. There were no cash proceeds from the sale and no gain or loss was recognized on this conveyance as this did not result in a significant alteration of the relationship between capitalized costs and proved reserves. With the disposition of the working interest, Barnwell reduced the full cost pool and abandonment liabilities associated with the working interests conveyed by approximately $153,000.

In September 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Wood River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $292,000 in order to, among other things, reflect an economic effective closing date of September 30, 2024. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment. From the sales proceeds, $38,000 was remitted directly to the Canada Revenue Agency by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The proceeds from the sale was credited to our cash in October 2024 and will be reflected in the Statement of Cash Flows for the first quarter of fiscal 2025 ending December 31, 2024. No gain or loss was recognized on this disposition as the sale proceeds were credited to the full cost pool and did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

Investments and Acquisitions

In December 2022, Barnwell Texas, LLC (“Barnwell Texas”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with an independent third party whereby Barnwell Texas acquired a 22.3% non-operated working interest in oil and natural gas leasehold acreage in the Permian Basin in Texas for cash consideration of $806,000. Additionally, in connection with the purchase of such leasehold interests, Barnwell Texas acquired a 15.4% non-operated working interest in two oil wells in the Wolfcamp Formation in Loving and Ward Counties, Texas and paid $4,293,000 for its share of the costs to drill, complete and equip the wells during the year ended September 30, 2023.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices (except where prices are defined by contractual arrangements), the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.

During the year ended September 30, 2024, the Company incurred a non-cash ceiling test impairment of $2,885,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $721,000 and $2,164,000, respectively. The impairment to our U.S. and Canadian oil and natural gas properties were primarily due to a decline in the historical 12-month rolling average first-day-of-the-month prices. There was no ceiling test impairment during the year ended September 30, 2023.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for October 1, November 1 and December 1 of 2024, the oil prices and natural gas prices used in the 12-month historical rolling first-day-of-the-month average oil price for the ceiling test at December 31, 2024 will be lower than at September 30, 2024. Whereas we believe our Canadian full cost pool is sufficiently below the ceiling limit, our U.S. full cost pool had no ceiling excess at September 30, 2024, and thus a further impairment charge is more likely than not for our U.S full cost pool for the first quarter of fiscal 2025 ending December 31, 2024. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of December 2024.

8.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2024:
Proved oil and natural gas properties (full cost method)		$83,557,000	$(67,003,000)	$16,554,000
Drilling rigs and equipment	3 – 10 years	3,103,000	(2,823,000)	280,000
Other property and equipment	3 – 10 years	576,000	(562,000)	14,000
Total		$87,236,000	$(70,388,000)	$16,848,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2023:
Proved oil and natural gas properties (full cost method)		$80,851,000	$(59,549,000)	$21,302,000
Drilling rigs and equipment	3 – 10 years	6,618,000	(6,127,000)	491,000
Other property and equipment	3 – 10 years	605,000	(587,000)	18,000
Total		$88,074,000	$(66,263,000)	$21,811,000

See Note 7 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2024 and 2023.

Asset Retirement Obligation

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2024	2023
Asset retirement obligation as of beginning of year	$9,833,000	$8,456,000
Obligations incurred on new wells drilled or acquired	37,000	21,000
Liabilities associated with properties sold	(442,000)	—
Revision of estimated obligation	(614,000)	1,462,000
Accretion expense	900,000	808,000
Payments	(1,139,000)	(1,005,000)
Foreign currency translation adjustment	13,000	91,000
Asset retirement obligation as of end of year	8,588,000	9,833,000
Less current portion	(798,000)	(1,536,000)
Asset retirement obligation, long-term	$7,790,000	$8,297,000

Asset retirement obligations were reduced by $442,000 and nil in fiscal 2024 and 2023, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties (see Note 7 for additional details on dispositions). Asset retirement obligations were also reduced by $614,000 in fiscal 2024 as compared to an increase of $1,462,000 in fiscal 2023 primarily due to downward revisions related to deferrals in the estimated timing of future abandonments as a result of changes in the estimated economic lives of certain wells due to improved production performance of many wells in the Twining area as a result of focused attention and investment in optimization to improve well performance and reduce operating costs. Asset retirement obligations also increased by $37,000 and $21,000 in fiscal 2024 and 2023, respectively, due primarily to our wells drilled and acquisitions. The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and natural gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 13.5%.

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

Under the agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,525,000 and the Company paid $888,000 of the total deposit in July and August 2021 and may need to pay the remaining balance of $637,000 by August 2025. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. A remaining excess deposit, if any, would ultimately be refunded to the Company upon completion of all of the work. As of September 30, 2024, the Company recognized a cumulative reduction in the deposit balance of $353,000 for work performed under this program.

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension Plan		SERP
	September 30,
	2024	2023	2024	2023
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$7,511,000	$7,931,000	$1,734,000	$1,715,000
Interest cost	411,000	406,000	95,000	88,000
Actuarial loss (gain)	520,000	(394,000)	149,000	(66,000)
Benefits paid	(247,000)	(432,000)	(4,000)	(3,000)
Benefit obligation at end of year	8,195,000	7,511,000	1,974,000	1,734,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	11,982,000	11,316,000	—	—
Actual return on plan assets	1,359,000	1,098,000	—	—
Benefits paid	(247,000)	(432,000)	—	—
Fair value of plan assets at end of year	13,094,000	11,982,000	—	—
Funded status	$4,899,000	$4,471,000	$(1,974,000)	$(1,734,000)

	Pension Plan		SERP
	September 30,
	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$4,899,000	$4,471,000	$—	$—
Current liabilities	—	—	(76,000)	(70,000)
Noncurrent liabilities	—	—	(1,898,000)	(1,664,000)
Net amount	$4,899,000	$4,471,000	$(1,974,000)	$(1,734,000)
Amounts recognized in accumulated other comprehensive income before income taxes:
Net actuarial gain	$(1,251,000)	$(1,178,000)	$(96,000)	$(330,000)
Accumulated other comprehensive income	$(1,251,000)	$(1,178,000)	$(96,000)	$(330,000)

The accumulated benefit obligation for the Pension Plan was $8,195,000 and $7,511,000 at September 30, 2024 and 2023, respectively. The accumulated benefit obligation for the SERP was $1,974,000 and $1,734,000 at September 30, 2024 and 2023, respectively. The accumulated benefit obligations are the same as the projected benefit obligations due to the Pension Plan and SERP being frozen as of December 31, 2019.

Currently, no contributions are planned to be made to the Pension Plan during fiscal 2025. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2025 are expected to be $76,000. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The Pension Plan actuarial losses in fiscal 2024 were primarily due to a decrease in the discount rate, partially offset by an actuarial gain resulting from actual investment returns that were greater than the assumed rate of return. The SERP actuarial losses in fiscal 2024 were primarily due to a decrease in the discount rate.

The Pension Plan actuarial gains in fiscal 2023 were primarily due to an increase in the discount rate and actual investment returns that were greater than the assumed rate of return. The SERP actuarial gains in fiscal 2023 were primarily due to an increase in the discount rate.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension Plan		SERP
	Year ended September 30,
	2024	2023	2024	2023
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	4.88%	5.62%	4.88%	5.62%
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	5.62%	5.25%	5.62%	5.25%
Expected return on plan assets	6.50%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

We select a discount rate by reference to yields from the Willis Towers Watson RATE:Link 10-90 yield curve at our consolidated balance sheet date. The expected return on plan assets is based on an actuarial model which takes into consideration our investment mix and market conditions.

The components of net periodic benefit (income) cost are as follows:

	Pension Plan		SERP
	Year ended September 30,
	2024	2023	2024	2023
Net periodic benefit (income) cost for the year:
Interest cost	$411,000	$406,000	$95,000	$88,000
Expected return on plan assets	(766,000)	(667,000)	—	—
Amortization of net actuarial gain	—	—	(85,000)	(79,000)
Net periodic benefit (income) cost	$(355,000)	$(261,000)	$10,000	$9,000

The benefits expected to be paid under the retirement plans as of September 30, 2024 are as follows:

	Pension Plan	SERP
Expected Benefit Payments:
Fiscal year ending September 30, 2025	$396,000	$76,000
Fiscal year ending September 30, 2026	$562,000	$152,000
Fiscal year ending September 30, 2027	$555,000	$150,000
Fiscal year ending September 30, 2028	$593,000	$155,000
Fiscal year ending September 30, 2029	$630,000	$160,000
Fiscal years ending September 30, 2030 through 2034	$3,075,000	$764,000

Plan Assets

The trustees of the Pension Plan communicate periodically with the Pension Plan’s professional investment advisors to establish investment policies, direct investments and select investment options. The overall investment objective of the Pension Plan is to attain a diversified combination of investments that provides long-term growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations. Generally, interest and dividends received provide cash flows to fund current benefit obligations. Longer-term obligations are generally estimated to be provided for by growth in equity securities. The Pension Plan’s investment policy permits investments in a diversified mix of U.S. and international equities, fixed income securities, other investments, and cash equivalents.

The Pension Plan’s investments in fixed income securities include corporate bonds, U.S. treasury and government securities, preferred securities, and fixed income exchange-traded funds. The Pension Plan’s investments in equity securities primarily include domestic companies and is comprised of companies with market capitalization categorized as follows: 47% micro-cap; 20% small-cap; 15% mid-cap; and 18% large-cap. The Pension Plan’s other investment is a short-term note receivable from an unrelated private company.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2024	2023
Cash and cash equivalents	0% - 25%	4%	2%
Fixed income securities	15% - 40%	19%	32%
Equity securities	45% - 75%	73%	66%
Other investment	0% - 10%	4%	—%

Actual investment allocations may vary from our target allocations from time to time due to prevailing market conditions. We periodically review our actual investment allocations and rebalance our investments to our target allocations as dictated by current and anticipated market conditions and required cash flows.

We categorize plan assets into three levels based upon the assumptions used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment in determining the fair value. Equity securities and exchange-traded funds are valued by obtaining quoted prices on recognized and highly liquid exchanges. Fixed income securities are valued based upon the closing price reported in the active market in which the security is traded. All of our plan assets, except for the note receivable from a private company, are categorized as Level 1 assets, and as such, the actual market value is used to determine the fair value of assets. The fair value of the note receivable from an unrelated private company is valued based upon the terms of the note receivable’s agreement and unobservable inputs such as management’s consideration of the counterparty’s credit risk and as such, is categorized as a Level 3 asset.

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
September 30, 2024	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$531,000	$531,000	$—	$—
U.S. treasury and government securities	516,000	516,000	—	—
Fixed income exchange-traded funds	1,872,000	1,872,000	—	—
Preferred securities	88,000	88,000	—	—
Equities	9,516,000	9,516,000	—	—
Note receivable from an unrelated private company	571,000	—	—	571,000
Total	$13,094,000	$12,523,000	$—	$571,000

		Fair Value Measurements Using:
September 30, 2023	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$263,000	$263,000	$—	$—
U.S. treasury and government securities	709,000	709,000	—	—
Fixed income exchange-traded funds	3,102,000	3,102,000	—	—
Preferred securities	47,000	47,000	—	—
Equities	7,861,000	7,861,000	—	—
Total	$11,982,000	$11,982,000	$—	$—

The following sets forth a summary of changes in the fair value of the pension plan Level 3 asset:

	Year ended September 30,
	2024	2023
Balance at beginning of year	$—	$—
Issuance of note receivable from an unrelated private company	571,000	—
Balance at end of year	$571,000	$—

10.                           INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2024	2023
United States	$(2,820,000)	$(2,414,000)
Canada	(2,532,000)	1,400,000
	$(5,352,000)	$(1,014,000)

The components of the income tax provision (benefit) related to the above losses are as follows:

	Year ended September 30,
	2024	2023
Current provision:
United States – State
Before operating loss carryforwards	$23,000	$47,000
Benefit of operating loss carryforwards	—	—
After operating loss carryforwards	23,000	47,000
Canadian
Before operating loss carryforwards	148,000	274,000
Benefit of operating loss carryforwards	—	(244,000)
After operating loss carryforwards	148,000	30,000
Total current	171,000	77,000
Deferred provision (benefit):
United States – State	42,000	(130,000)
Total deferred	42,000	(130,000)
	$213,000	$(53,000)
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

A reconciliation between the reported income tax expense (benefit) and the amount computed by multiplying the loss attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2024	2023
Tax benefit computed by applying statutory rate	$(1,124,000)	$(213,000)
Increase in the valuation allowance	1,383,000	182,000
Additional effect of the foreign tax provision on the total tax provision	(129,000)	(4,000)
U.S. state income tax provision (benefit), net of federal effect	70,000	(9,000)
U.S. state provision to tax return adjustments	(12,000)	(106,000)
Other	25,000	97,000
	$213,000	$(53,000)

The change in the valuation allowance shown in the table above excludes the impact of changes in the valuation allowance of items that are incorporated within the respective reconciliation line items elsewhere in the table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2024	2023
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$916,000	$928,000
U.S. federal net operating loss carryover	10,382,000	9,406,000
U.S. state unitary net operating loss carryovers	1,334,000	1,177,000
Canadian net operating loss carryovers	1,331,000	1,025,000
Tax basis of investment in land in excess of book basis under U.S. tax law	11,000	25,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	548,000	275,000
Asset retirement obligation accrued for books but not for tax under U.S. tax law	907,000	1,084,000
Asset retirement obligation accrued for books but not for tax under Canadian tax law	2,141,000	2,461,000
Other liabilities accrued for books but not for tax under U.S. tax law	669,000	612,000
Foreign currency loss under U.S. tax law	68,000	68,000
Foreign currency loss under Canadian tax law	79,000	81,000
Other	168,000	116,000
Total gross deferred income tax assets	18,554,000	17,258,000
Less valuation allowance	(13,896,000)	(12,439,000)
Net deferred income tax assets	4,658,000	4,819,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(117,000)	(926,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(282,000)	(133,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(86,000)	(40,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(698,000)	(906,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. state tax law	(16,000)	(19,000)
U.S. tax law impact of foreign branch deferred tax asset under Canadian tax law	(2,215,000)	(1,655,000)
Asset for retirement benefits	(1,029,000)	(939,000)
Other	(315,000)	(259,000)
Total deferred income tax liabilities	(4,758,000)	(4,877,000)
Net deferred income tax liability	$(100,000)	$(58,000)

Reported as:
Deferred income tax assets	$—	$—
Deferred income tax liabilities	(100,000)	(58,000)
Net deferred income tax liability	$(100,000)	$(58,000)

The total valuation allowance increased $1,457,000 for the year ended September 30, 2024. The increase was due to current fiscal year operational activity that resulted in changes in deferred tax asset and liability balances, and there were no changes in judgment about the realizability of related deferred tax assets in future years. Of the total net increase in the valuation allowance for fiscal 2024, $1,392,000 was recognized as an income tax expense and $65,000 was charged to accumulated other comprehensive income.

Net deferred tax assets at September 30, 2024 of $4,658,000 consists of the portion of deferred tax assets that are estimated to be partially realized through corresponding concurrent reversals of deferred tax liabilities related to the Kukio Resort Land Development Partnerships' excess of book income over taxable income, the book basis of property and equipment in excess of tax basis, foreign branch deferred taxes, asset for retirement benefits accrued for books but not for tax under U.S. tax law, and certain other minor deferred tax liabilities.

At September 30, 2024, Barnwell had U.S. federal foreign tax credit carryovers, U.S. federal net operating loss carryovers, U.S. state net operating loss carryovers and Canadian net operating loss carryovers totaling $916,000, $49,439,000, $20,848,000 and $4,958,000, respectively. The U.S. federal net operating loss carryovers generated through September 30, 2018 expire in fiscal years 2032-2038, the U.S. state unitary net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2033-2037, the Canadian net operating loss carryovers expire in fiscal years 2039-2044, and the foreign tax credit carryover expires in fiscal year 2025. The U.S. federal net operating loss carryovers generated in fiscal years 2019-2024 and the U.S. state net operating loss carryovers generated in fiscal years 2018-2024 have no expiry, however utilization of the U.S. state and U.S. federal net operating loss carryovers generated in these and future years are limited to 80% of taxable income.

FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.

Barnwell files U.S. federal income tax returns, income tax returns in various U.S. states, and Canadian federal and provincial tax returns. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. We believe that our unrecognized tax benefits are reflected on a more likely than not basis. We evaluate uncertain tax positions based on ongoing facts and circumstances. Any change in judgment related to the expected resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded as a component of income tax expense. Settlement of any particular position could require the use of cash. Favorable or unfavorable resolution for an amount less than or greater than the amount estimated by Barnwell will result in a decrease or increase to income tax expense in the period of resolution.

There were no changes in unrecognized tax benefits during the years ended September 30, 2024 or 2023.

	Year ended September 30,
	2024	2023
Balance at beginning of year	$62,000	$62,000
Effect of tax positions taken in prior years	—	—
Accrued interest related to tax positions taken	—	—
Balance at end of year	$62,000	$62,000
Uncertain tax positions at September 30, 2024 are related to the potential assessment of penalties and interest for the failure to file a certain foreign information form with each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company filed amended U.S. federal income tax returns which included the missing form and statement of reasonable cause for these years in September and October 2023 and requested abatement of any potential penalties and interest which could subsequently be assessed. The Company is awaiting a response from the IRS and the probability of success of the abatement request remains uncertain.
Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2024:

Jurisdiction	Fiscal Years Open
U.S. federal	2019 – 2023
Various U.S. states	2021 – 2023
Canada federal	2017 – 2023
Various Canadian provinces	2017 – 2023

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the years ended September 30, 2024 and 2023.

	Year ended September 30, 2024
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$13,509,000	$—	$—	$—	$13,509,000
Natural gas	2,007,000	—	—	—	2,007,000
Natural gas liquids	1,880,000	—	—	—	1,880,000
Drilling and pump	—	3,612,000	—	—	3,612,000
Contingent residual payments	—	—	500,000	—	500,000
Other	—	—	—	128,000	128,000
Total revenues before interest income	$17,396,000	$3,612,000	$500,000	$128,000	$21,636,000
Geographical regions:
United States	$2,303,000	$3,612,000	$500,000	$37,000	$6,452,000
Canada	15,093,000	—	—	91,000	15,184,000
Total revenues before interest income	$17,396,000	$3,612,000	$500,000	$128,000	$21,636,000
Timing of revenue recognition:
Goods transferred at a point in time	$17,396,000	$—	$500,000	$128,000	$18,024,000
Services transferred over time	—	3,612,000	—	—	3,612,000
Total revenues before interest income	$17,396,000	$3,612,000	$500,000	$128,000	$21,636,000

	Year ended September 30, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$14,259,000	$—	$—	$—	$14,259,000
Natural gas	3,441,000	—	—	—	3,441,000
Natural gas liquids	1,676,000	—	—	—	1,676,000
Drilling and pump	—	5,427,000	—	—	5,427,000
Contingent residual payments	—	—	265,000	—	265,000
Other	—	—	—	114,000	114,000
Total revenues before interest income	$19,376,000	$5,427,000	$265,000	$114,000	$25,182,000
Geographical regions:
United States	$2,746,000	$5,427,000	$265,000	$10,000	$8,448,000
Canada	16,630,000	—	—	104,000	16,734,000
Total revenues before interest income	$19,376,000	$5,427,000	$265,000	$114,000	$25,182,000
Timing of revenue recognition:
Goods transferred at a point in time	$19,376,000	$—	$265,000	$114,000	$19,755,000
Services transferred over time	—	5,427,000	—	—	5,427,000
Total revenues before interest income	$19,376,000	$5,427,000	$265,000	$114,000	$25,182,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	September 30,
	2024	2023	2022
Accounts receivables from contracts with customers	$2,031,000	$2,931,000	$4,038,000
Contract assets	267,000	958,000	580,000
Contract liabilities	—	377,000	1,087,000

    Accounts receivables from contracts with customers are included in “Accounts and other receivables, net of allowance for credit losses,” in the accompanying Consolidated Balance Sheets and contract assets, which includes costs and estimated earnings in excess of billings and retainage, are included in “Other current assets” in the accompanying Consolidated Balance Sheets. Contract liabilities, which includes billings in excess of costs and estimated earnings are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of September 30, 2024 and 2023, the Company had nil and $377,000, respectively, included in “Other current liabilities” on the Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

    During the years ended September 30, 2024 and 2023, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $377,000 and $1,015,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At September 30, 2024, the remaining performance obligation for contract drilling jobs with original expected durations greater than one year was not material.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of September 30, 2024 and 2023, the Company had $173,000 and $504,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the years ended September 30, 2024 and 2023, the amortization of preconstruction costs related to contracts was $306,000 and $326,000, respectively. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the years ended September 30, 2024 and 2023.

Uninstalled Materials

    Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. As of of September 30, 2024 and 2023, uninstalled materials was $65,000 and $348,000, respectively. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Consolidated Balance Sheets.

12.                           SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates the following segments: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. (oil and natural gas); 2) leasehold land interests in Hawaii (land investment); and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2024	2023
Revenues:
Oil and natural gas	$17,396,000	$19,376,000
Contract drilling	3,612,000	5,427,000
Land investment	500,000	265,000
Other	128,000	114,000
Total before interest income	21,636,000	25,182,000
Interest income	88,000	87,000
Total revenues	$21,724,000	$25,269,000
Depletion, depreciation, and amortization:
Oil and natural gas	$4,947,000	$4,269,000
Contract drilling	156,000	186,000
Other	3,000	2,000
Total depletion, depreciation, and amortization	$5,106,000	$4,457,000
Impairment:
Oil and natural gas	$2,885,000	$—
Total impairment	$2,885,000	$—
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(285,000)	$4,673,000
Contract drilling	(1,027,000)	(428,000)
Land investment	500,000	265,000
Other	125,000	112,000
Gain on sale of assets	—	551,000
Total operating (loss) profit	(687,000)	5,173,000
Equity in income of affiliates:
Land investment	1,071,000	758,000
General and administrative expenses	(5,598,000)	(6,956,000)
Foreign currency gain	10,000	76,000
Interest expense	(2,000)	(2,000)
Interest income	88,000	87,000
Loss before income taxes	$(5,118,000)	$(864,000)

Capital Expenditures:

	Year ended September 30,
	2024	2023
Oil and natural gas	$4,228,000	$12,212,000
Contract drilling	12,000	314,000
Other	1,000	14,000
Total	$4,241,000	$12,540,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 8 for additional details).

Assets By Segment:

	September 30,
	2024	2023
Oil and natural gas:
Canada	$15,218,000	$18,855,000
United States	4,190,000	5,917,000
Contract drilling (1)	1,597,000	3,100,000
Other:
Cash and cash equivalents	4,505,000	2,830,000
Asset for retirement benefits	4,899,000	4,471,000
Corporate and other	260,000	248,000
Total	$30,669,000	$35,421,000
______________

(1)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2024	2023
United States	$9,214,000	$10,373,000
Canada	12,572,000	15,963,000
Total	$21,786,000	$26,336,000

Revenue By Geographic Area:

	Year ended September 30,
	2024	2023
United States	$6,452,000	$8,448,000
Canada	15,184,000	16,734,000
Total (before interest income)	$21,636,000	$25,182,000

13.                           ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	Year ended September 30,
	2024	2023
Foreign currency translation:
Beginning accumulated foreign currency translation	$220,000	$222,000
Change in cumulative translation adjustment before reclassifications	—	(2,000)
Income taxes	—	—
Net current period other comprehensive loss	—	(2,000)
Ending accumulated foreign currency translation	220,000	220,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,884,000	1,072,000
Amortization of net actuarial gain	(85,000)	(79,000)
Net actuarial (loss) gain arising during the period	(76,000)	891,000
Income taxes	—	—
Net current period other comprehensive (loss) income	(161,000)	812,000
Ending accumulated retirement plans benefit income	1,723,000	1,884,000
Accumulated other comprehensive income, net of taxes	$1,943,000	$2,104,000

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

15.    LEASES

The Company’s right-of-use (“ROU”) assets and lease liabilities at September 30, 2024, primarily relate to non-cancelable operating leases for our Hawaii corporate and Canadian office spaces and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

Leases recorded on the balance sheet consist of the following:

	September 30,
	2024	2023
Assets:
Operating lease right-of-use assets	$39,000	$54,000
Total right-of-use assets	$39,000	$54,000
Liabilities:
Current portion of operating lease liabilities (1)	$68,000	$71,000
Operating lease liabilities	7,000	47,000
Total lease liabilities	$75,000	$118,000
______________

(1)          Amount included in “Other Current Liabilities” in the Consolidated Balance Sheets.

The components of lease expense are as follows:

	Year ended September 30,
	2024	2023
Operating lease cost	$87,000	$88,000
Short-term lease cost	358,000	347,000
Variable lease cost	142,000	136,000
Total lease cost	$587,000	$571,000

Supplemental information related to leases is as follows:

	September 30,
	2024	2023
Cash paid related to operating lease liabilities	$114,000	$114,000
Operating leases:
Weighted-average remaining lease term (in years)	0.9	1.7
Weighted-average discount rate	6.99%	5.53%

The remaining lease payments for our operating leases as of September 30, 2024, are as follows:

Fiscal year ending:
2025	$70,000
2026	7,000
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	77,000
Less: amounts representing interest	(2,000)
Present value of lease liabilities	$75,000

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

16.                                   STOCKHOLDERS' EQUITY

Share-based Payment Arrangements

2018 Equity Incentive Plan

The stockholder-approved 2018 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors and provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 1,600,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2024, a total of 925,188 share options remain available for grant.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

Stock Options

In February 2021, the Board of Directors of the Company granted options to purchase 665,000 shares of common stock, 310,000 shares to independent directors and 355,000 shares to employees. 605,000 shares of the stock options granted have an exercise price equal to the closing market price of Barnwell’s stock on the date of grant of $3.33, vest annually over three years, and expire in ten years from the date of grant. 60,000 shares of the stock options granted have an exercise price of $3.66 (110% of the closing market price on the date of grant for options granted to affiliates), vest annually over three years, and expire in five years from the date of grant. Of the 665,000 shares of common stock granted, 100,000 vested stock options expired and 100,000 shares were forfeited, both of which were as a result of director departures since the date of grant.

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

The following table summarizes Barnwell’s equity-classified stock options activity from October 1, 2023 through September 30, 2024:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2023	465,000	$3.37
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2024	465,000	$3.37	5.7	$—
Exercisable at September 30, 2024	465,000	$3.37	5.7	$—

Compensation cost for stock option awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the years ended September 30, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of $50,000 and $164,000, respectively. There was no impact on income taxes for the years ended September 30, 2024 and 2023 due to a full valuation allowance on the related deferred tax asset. There is no remaining unrecognized compensation cost related to stock options as of September 30, 2024.

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

The following table summarizes Barnwell’s restricted stock units activity from October 1, 2023 through September 30, 2024:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2023	—	$—
Granted	136,336	2.62
Vested (1)	(25,444)	2.62
Forfeited	—	—
Nonvested at September 30, 2024	110,892	$2.63
______________

(1)          The underlying common stock for these vested restricted stock units were not yet issued as of September 30, 2024; in October 2024, the Company issued 25,444 shares of common stock for these vested restricted stock units.

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the years ended September 30, 2024 and 2023, the Company recognized share-based compensation expense related to vested restricted stock units of $158,000 and $99,000, respectively. There was no impact on income taxes for the years ended September 30, 2024 and 2023 due to a net operating loss and net operating loss carryforwards with a full valuation allowance in the relevant taxing jurisdiction. As of September 30, 2024, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $200,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years.

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

Cash Dividends

No dividends were declared or paid during the year ended September 30, 2024. The following table sets forth the cash dividends paid per share of common stock during the year ended September 30, 2023.

Record Date	Date of Payment	Dividend Paid
August 24, 2023	September 11, 2023	$0.015
May 25, 2023	June 12, 2023	$0.015
February 23, 2023	March 13, 2023	$0.015
December 27, 2022	January 11, 2023	$0.015

17.                           COMMITMENTS AND CONTINGENCIES

Incentive compensation plan

Barnwell established incentive compensation plans to compensate the four oil and natural gas segment Canadian executive officers. The value of the plans are directly related to our oil and natural gas segment's free cash flows from Canadian properties and the divestiture of Canadian oil and natural gas assets. As of September 30, 2024, Barnwell has accrued approximately $286,000 in bonus compensation under these plans and the amount is reported in “Accrued compensation” on the Consolidated Balance Sheet at September 30, 2024.

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

In fiscal 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which two water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. Accordingly, the Company recorded a liability of $300,000 to accrue for the costs to drill the monitoring well in the year ended September 30, 2020. During the year ended September 30, 2024, the liability was reduced to $200,000 due to a decrease in the estimated cost of the monitoring well due to reductions in the scope of work from what had been previously estimated.

Other Matters

During the year ended September 30, 2024, one of our water well drilling jobs encountered numerous unforeseen difficulties causing an increase in costs which led to the water well drilling contract becoming a loss job for which the Company had a $141,000 remaining loss accrual liability as of September 30, 2024.

Barnwell is obligated to pay Nearco Enterprises Ltd. 10.4%, net of non-controlling interests' share, of Kaupulehu Developments’ gross receipts from real estate transactions. This fee represents compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services. These fees are included in general and administrative expenses.

Barnwell is obligated to pay its external real estate legal counsel’s estate 1.2%, net of non-controlling interests' share, of all Increment II payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction. These fees are included in general and administrative expenses.

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

18.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2024	2023
Increase (decrease) from changes in:
Receivables	$650,000	$1,103,000
Income tax receivable	(3,000)	(16,000)
Other current assets	1,475,000	(51,000)
Accounts payable	928,000	(595,000)
Accrued compensation	(79,000)	(278,000)
Other current liabilities	(191,000)	(556,000)
Increase (decrease) from changes in current assets and liabilities	$2,780,000	$(393,000)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid	$71,000	$100,000

Capital expenditure accruals related to oil and natural gas acquisition and development increased $1,291,000 during the year ended September 30, 2024 and decreased $575,000 during the year ended September 30, 2023. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $577,000 during the year ended September 30, 2024 and increased $1,483,000 during the year ended September 30, 2023.

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

During the year ended September 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I. During the year ended September 30, 2023, Barnwell received $265,000 in percentage of sales payments from KD I from the sale of one single-family lot within Increment I.

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

20.                           SUBSEQUENT EVENTS

Restricted Stock Units

In October 2024, the Board of Directors of the Company granted a total of 105,820 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting date.

Contract Drilling Segment Drilling Rig

In December 2024, the Company entered into a purchase agreement with an independent third party for the sale of a contract drilling segment drilling rig and related ancillary equipment. The sale of these assets will close upon the buyer’s acceptance of the drilling rig and transfer of the legal title at delivery which is expected to occur in our second quarter of fiscal 2025.

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

	Oil (Bbls)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2022	846,000	29,000	875,000
Revisions of previous estimates	(43,000)	19,000	(24,000)
Extensions, discoveries and other additions	167,000	85,000	252,000
Less production	(183,000)	(21,000)	(204,000)
Balance at September 30, 2023	787,000	112,000	899,000
Revisions of previous estimates	222,000	(3,000)	219,000
Extensions, discoveries and other additions	117,000	—	117,000
Acquisitions of reserves	4,000	—	4,000
Less sales of reserves	(54,000)	—	(54,000)
Less production	(184,000)	(19,000)	(203,000)
Proved Reserves, September 30, 2024	892,000	90,000	982,000

	NGL (Bbls)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2022	144,000	61,000	205,000
Revisions of previous estimates	1,000	29,000	30,000
Extensions, discoveries and other additions	32,000	112,000	144,000
Less production	(27,000)	(25,000)	(52,000)
Balance at September 30, 2023	150,000	177,000	327,000
Revisions of previous estimates	70,000	15,000	85,000
Extensions, discoveries and other additions	15,000	—	15,000
Acquisitions of reserves	2,000	—	2,000
Less sales of reserves	(2,000)	—	(2,000)
Less production	(36,000)	(28,000)	(64,000)
Proved Reserves, September 30, 2024	199,000	164,000	363,000

	Natural Gas (Mcf)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2022	4,519,000	466,000	4,985,000
Revisions of previous estimates	435,000	387,000	822,000
Extensions, discoveries and other additions	1,079,000	1,078,000	2,157,000
Less production	(1,023,000)	(240,000)	(1,263,000)
Balance at September 30, 2023	5,010,000	1,691,000	6,701,000
Revisions of previous estimates	826,000	82,000	908,000
Extensions, discoveries and other additions	313,000	—	313,000
Acquisitions of reserves	16,000	—	16,000
Less sales of reserves	(139,000)	—	(139,000)
Less production	(1,085,000)	(259,000)	(1,344,000)
Proved Reserves, September 30, 2024	4,941,000	1,514,000	6,455,000

	Total Equivalent Reserves (Boe)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2022	1,769,000	170,000	1,939,000
Revisions of previous estimates	5,000	110,000	115,000
Extensions, discoveries and other additions	379,000	377,000	756,000
Less production	(381,000)	(86,000)	(467,000)
Balance at September 30, 2023	1,772,000	571,000	2,343,000
Revisions of previous estimates	430,000	27,000	457,000
Extensions, discoveries and other additions	184,000	—	184,000
Acquisitions of reserves	9,000	—	9,000
Less sales of reserves	(79,000)	—	(79,000)
Less production	(401,000)	(90,000)	(491,000)
Proved Reserves, September 30, 2024	1,915,000	508,000	2,423,000

The following tables summarize changes in the estimates of Barnwell’s net interests in total proved undeveloped reserves and presents the balances of total proved developed reserves of oil and natural gas liquids and natural gas, which are located in Canada and the U.S. states of Oklahoma and Texas. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made.

	Oil (Bbls)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	92,000	—	92,000
Conversion to proved developed reserves	(98,000)	—	(98,000)
Revisions of previous estimates	6,000	—	6,000
Additions due to a new well	109,000	—	109,000
Proved Undeveloped Reserves, September 30, 2024	109,000	—	109,000

Proved Developed Reserves, September 30, 2023	695,000	112,000	807,000
Proved Developed Reserves, September 30, 2024	783,000	90,000	873,000

	NGL (Bbls)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	18,000	—	18,000
Conversion to proved developed reserves	(10,000)	—	(10,000)
Revisions of previous estimates	(8,000)	—	(8,000)
Additions due to a new well	23,000	—	23,000
Proved Undeveloped Reserves, September 30, 2024	23,000	—	23,000

Proved Developed Reserves, September 30, 2023	132,000	177,000	309,000
Proved Developed Reserves, September 30, 2024	176,000	164,000	340,000

	Natural Gas (Mcf)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	608,000	—	608,000
Conversion to proved developed reserves	(279,000)	—	(279,000)
Revisions of previous estimates	(330,000)	—	(330,000)
Additions due to a new well	641,000	—	641,000
Proved Undeveloped Reserves, September 30, 2024	640,000	—	640,000

Proved Developed Reserves, September 30, 2023	4,402,000	1,691,000	6,093,000
Proved Developed Reserves, September 30, 2024	4,301,000	1,514,000	5,815,000

	Total Equivalent Reserves (Boe)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	211,000	—	211,000
Conversion to proved developed reserves	(155,000)	—	(155,000)
Revisions of previous estimates	(56,000)	—	(56,000)
Additions due to a new well	239,000	—	239,000
Proved Undeveloped Reserves, September 30, 2024	239,000	—	239,000

Proved Developed Reserves, September 30, 2023	1,561,000	571,000	2,132,000
Proved Developed Reserves, September 30, 2024	1,676,000	508,000	2,184,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities in Canada and the U.S. are summarized as follows:

	September 30, 2024
	Canada	United States	Total
Proved properties	$76,963,000	$6,594,000	$83,557,000
Unproved properties	—	—	—
Total capitalized costs	76,963,000	6,594,000	83,557,000
Accumulated depletion, depreciation, and impairment	64,402,000	2,601,000	67,003,000
Net capitalized costs	$12,561,000	$3,993,000	$16,554,000

	September 30, 2023
	Canada	United States	Total
Proved properties	$74,440,000	$6,411,000	$80,851,000
Unproved properties	—	—	—
Total capitalized costs	74,440,000	6,411,000	80,851,000
Accumulated depletion, depreciation, and impairment	58,477,000	1,072,000	59,549,000
Net capitalized costs	$15,963,000	$5,339,000	$21,302,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30, 2024
	Canada	United States	Total
Acquisition of properties:
Proved	$146,000	$—	$146,000
Unproved	—	—	—
Exploration costs	34,000	—	34,000
Development costs	3,865,000	183,000	4,048,000
Total	$4,045,000	$183,000	$4,228,000

	Year ended September 30, 2023
	Canada	United States	Total
Acquisition of properties:
Proved	$66,000	$—	$66,000
Unproved	—	—	—
Exploration costs	461,000	255,000	716,000
Development costs	6,331,000	5,099,000	11,430,000
Total	$6,858,000	$5,354,000	$12,212,000

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30, 2024
	Canada	United States	Total
Net revenues	$15,093,000	$2,303,000	$17,396,000
Production costs	(9,230,000)	(619,000)	(9,849,000)
Depletion	(4,139,000)	(808,000)	(4,947,000)
Impairment of assets	(2,164,000)	(721,000)	(2,885,000)
Pre-tax results of operations (1)	(440,000)	155,000	(285,000)
Estimated income tax expense (2)	320,000	20,000	340,000
Results of operations (1)	$(760,000)	$135,000	$(625,000)

	Year ended September 30, 2023
	Canada	United States	Total
Net revenues	$16,630,000	$2,746,000	$19,376,000
Production costs	(9,859,000)	(575,000)	(10,434,000)
Depletion	(3,600,000)	(669,000)	(4,269,000)
Pre-tax results of operations (1)	3,171,000	1,502,000	4,673,000
Estimated income tax expense (2)	107,000	44,000	151,000
Results of operations (1)	$3,064,000	$1,458,000	$4,522,000
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

The estimated future cash flows at September 30, 2024 and 2023 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2024 and 2023 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30, 2024
	Canada	United States	Total
Future cash inflows	$75,293,000	$12,043,000	$87,336,000
Future production costs	(42,601,000)	(5,080,000)	(47,681,000)
Future development costs	(2,795,000)	—	(2,795,000)
Future income tax expenses	(2,666,000)	(161,000)	(2,827,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	27,231,000	6,802,000	34,033,000
Future abandonment, decommissioning and reclamation	(18,026,000)	(50,000)	(18,076,000)
Future net cash flows	9,205,000	6,752,000	15,957,000
10% annual discount for timing of cash flows	2,697,000	(2,804,000)	(107,000)
Standardized measure of discounted future net cash flows	$11,902,000	$3,948,000	$15,850,000

	Year ended September 30, 2023
	Canada	United States	Total
Future cash inflows	$73,429,000	$15,995,000	$89,424,000
Future production costs	(41,935,000)	(4,168,000)	(46,103,000)
Future development costs	(2,958,000)	—	(2,958,000)
Future income tax expenses	(1,512,000)	(264,000)	(1,776,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	27,024,000	11,563,000	38,587,000
Future abandonment, decommissioning and reclamation	(18,585,000)	(42,000)	(18,627,000)
Future net cash flows	8,439,000	11,521,000	19,960,000
10% annual discount for timing of cash flows	4,790,000	(4,837,000)	(47,000)
Standardized measure of discounted future net cash flows	$13,229,000	$6,684,000	$19,913,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2024	2023
Beginning of year	$19,913,000	$27,878,000
Sales of oil and natural gas produced, net of production costs	(7,547,000)	(8,942,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(12,201,000)	(11,913,000)
Extensions and discoveries	1,725,000	10,767,000
Net change due to purchases and sales of minerals in place	(895,000)	—
Changes in future development costs	170,000	(2,959,000)
Revisions of previous quantity estimates	9,478,000	2,227,000
Net change in income taxes	1,786,000	2,868,000
Accretion of discount	3,359,000	905,000
Other - changes in the timing of future production and other	76,000	(1,202,000)
Other - net change in Canadian dollar translation rate	(14,000)	284,000
Net change	(4,063,000)	(7,965,000)
End of year	$15,850,000	$19,913,000

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

As of September 30, 2024, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2024 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2024, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2024, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2024, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell's common stock that may be issued upon exercise of options and rights under Barnwell's existing equity compensation plan as of September 30, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	575,892	$3.37	925,188
Equity compensation plans not approved by security holders	—	—	—
Total	575,892	$3.37	925,188
________________

(1)        In addition to shares issuable upon exercise of stock options, includes 110,892 restricted stock units, issuable under the 2018 Equity Incentive Plan at a rate of one share for each restricted stock unit. The restricted stock units do not have an exercise price. Therefore, these awards are not included in the calculation of weighted average exercise price in column (b).

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2024, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2024, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - WEAVER AND TIDWELL, L.L.P. (PCAOB ID: 410)

Consolidated Balance Sheets – September 30, 2024 and 2023

Consolidated Statements of Operations – for the years ended September 30, 2024 and 2023

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2024 and 2023

Consolidated Statements of Equity – for the years ended September 30, 2024 and 2023

Consolidated Statements of Cash Flows – for the years ended September 30, 2024 and 2023

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934 (20)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8#	Form of Option Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11#	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

10.13	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP (17)

10.14#	Form of Stock Grant Award Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (18)

10.15#	Form of Director Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (19)

10.16#	Form of Employee Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (13)

19.1*	Statement of Company Policy on Insider Trading

21*	List of Subsidiaries

23.1*	Consent of InSite Petroleum Consultants Ltd.

23.2*	Consent of Ryder Scott Company, L.P.

23.3*	Consent of Weaver and Tidwell, L.L.P.

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

97	Barnwell Industries, Inc. Clawback Policy (21)

99.1*	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

99.2*	Reserve Report Summary prepared by Ryder Scott Company, L.P.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 __________________________________________________
*       Filed herewith.
**       Furnished herewith.

#       Management contract or compensatory plan or arrangement.
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2022.
(2)       Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on February 23, 2024.
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
(11)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021.
(12)            Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended September 30, 2021.
(13)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 22, 2024.
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
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.
(17)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 13, 2023.
(18)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2023.
(19)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.
(20)            Incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K for the year ended September 30, 2023.
(21)            Incorporated by reference to Exhibit 97 to Registrant’s Form 10-K for the year ended September 30, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Executive Vice President, Chief Financial Officer, and Treasurer
Date:	December 16, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell M. Gifford and Alexander C. Kinzler, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig D. Hopkins	/s/ Russell M. Gifford
Craig D. Hopkins President and Chief Executive Officer Date: December 16, 2024	Russell M. Gifford Executive Vice President, Chief Financial Officer and Treasurer Date: December 16, 2024

/s/ Alexander C. Kinzler	/s/ Kenneth S. Grossman
Alexander C. Kinzler, General Counsel, Secretary and Executive Chairman of the Board Date: December 16, 2024	Kenneth S. Grossman, Vice-Chairman of the Board Date: December 16, 2024

/s/ Joshua S. Horowitz	/s/ Laurance E. Narbut
Joshua S. Horowitz, Director Date: December 16, 2024	Laurance E. Narbut, Director Date: December 16, 2024

/s/ Douglas N. Woodrum
Douglas N. Woodrum, Director Date: December 16, 2024

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934 (20)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8#	Form of Option Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11#	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

10.13	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP (17)

10.14#	Form of Stock Grant Award Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (18)

10.15#	Form of Director Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (19)

10.16#	Form of Employee Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (13)

19.1*	Statement of Company Policy on Insider Trading

21*	List of Subsidiaries

23.1*	Consent of InSite Petroleum Consultants Ltd.

23.2*	Consent of Ryder Scott Company, L.P.

23.3*	Consent of Weaver and Tidwell, L.L.P.

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

97	Barnwell Industries, Inc. Clawback Policy (21)

99.1*	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

99.2*	Reserve Report Summary prepared by Ryder Scott Company, L.P.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Management contract or compensatory plan or arrangement.
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for quarterly period ended June 30, 2022.
(2)       Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on February 23, 2024.
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
(11)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2021.
(12)            Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K for the year ended September 30, 2021.
(13)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 22, 2024.
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
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.
(17)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 13, 2023.
(18)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2023.
(19)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.
(20)            Incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K for the year ended September 30, 2023.
(21)            Incorporated by reference to Exhibit 97 to Registrant’s Form 10-K for the year ended September 30, 2023.