Form 10-K/A
period 2024-09-30
BARNWELL INDUSTRIES INC
filed 2025-01-27
CIK 10048

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

As of December 31, 2024 there were 10,053,534 shares of common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was originally filed on December 17, 2024 (the “Original Filing”), solely to include the information required by Part III of Form 10-K of the Original Filing and not included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.   This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after December 17, 2024, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below identifies our current officers and directors.

Name	Position Held with the Company	Age
Kenneth S. Grossman 1, 3A, 4	Vice Chairman of the Board of Directors, Director	68
Joshua S. Horowitz 1, 3, 4A	Director	47
Alexander C. Kinzler 2A	Executive Chairman of the Board of Directors, Director Secretary, General Counsel	66
Laurance E. Narbut [2]	Director	53
Douglas N. Woodrum 1A, 2, 3, 4	Director	67

1A Chair of the Audit Committee	[1] Member of the Audit Committee
2A Chair of the Reserves Committee	[2] Member of the Reserves Committee
3A Chair of the Compensation Committee	[3] Member of the Compensation Committee
4A Chair of the Nominating Committee	[4] Member of the Nominating Committee

Business Experience

Kenneth S. Grossman1 – Director since 2020. Vice Chairman of the Board of the Company since April 1, 2024 and from May 11, 2021 to June 30, 2022. Chairman of the Board of the Company from January 21, 2023 to March 31, 2024 and from April 15, 2020 to May 10, 2021. Investor and attorney specializing in companies undergoing and/or emerging from restructuring or reorganization; Senior Managing Director of Steppingstone Group, LLC. Mr. Grossman has been engaged as a professional investor and the management of capital as a buy-side principal since 1990. Mr. Grossman has served as an independent director of both private and public companies, and as a member of creditor, bank group and shareholder committees for other businesses and has extensive experience in advising investors as well as leading investors and partners with respect to distressed and other capital-challenged “special situation” companies. Mr. Grossman’s experience includes a strong network of relationships and management roles involving large portfolios in this investment sector maintained by multi-strategy and arbitrage firms. Admitted to the New York Bar in 1982, Mr. Grossman practiced law with Shea & Gould until 1989, where he specialized in bankruptcy, creditor’s rights and commercial litigation. More recently, Mr. Grossman utilized that experience in leadership roles and as a Director of Lehman Brothers Special Finance, Inc. and Signature Group Holdings, Inc. (formerly Fremont General Corporation), as they emerged from Chapter 11 bankruptcy. Mr. Grossman is currently a board member and/or special advisor for Concise Capital Management and a director of Performance Sports Group, Inc., Buffalo Armory, LLC and Nebraska Book Co, Inc.

Joshua S. Horowitz1 – Portfolio Manager at Palm Management (US) LLC. Mr. Horowitz has held senior positions at Inverlochy Capital, an asset management firm, and Berggruen Holdings, the family office of Nicolas Berggruen. He began his career at Crossway Partners, a value strategy investment partnership. Mr. Horowitz holds a BS in Management, magna cum laude, from Binghamton University and also studied at the Bath School of Management in the United Kingdom. Mr. Horowitz also earned a NACD CERT Certificate in Cyber-Risk Oversight, issued by Carnegie Mellon University. Mr. Horowitz previously served as a Director of The Lincoln General Insurance Company (private), as well as 1347 Capital Corp (Nasdaq: TFSC), and is currently Chairman of the Board of Limbach Holdings (Nasdaq: LMB), a leading mechanical engineering concern. Since December 2023, he has served as Chairman of the Board of BK Technologies Corporation (NYSE: BKTI), a wireless communications company focused on the public safety market. He has also served on the Board of NeuroMetrix (Nasdaq: NURO), a non-invasive medical device concern since April 2024. Mr. Horowitz formerly served on the Board of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) and Minim, Inc. (Nasdaq: MINM), and was Interim Chairman of the Board of Birner Dental Management Services, Inc. (OTC: BDMS), where he led the Company’s sale to Mid Atlantic Dental Partners. Mr. Horowitz also was a Board Observer at Biomerica, Inc. (Nasdaq: BMRA). Mr. Horowitz’s background in management and the investment community gives him significant insight into corporate operations, investment opportunities, commodities and business issues facing the Company and his experience on numerous boards bring significant strategic, consensus-building and management skills to the Company.

Alexander C. Kinzler – Director since 1999.  Executive Chairman of the Board since April 1, 2024. Chief Executive Officer of the Company from December 2016 to March 31, 2024.  President and Chief Operating Officer of the Company from December 2002 to March 31, 2024, Secretary from April 1, 2024 and General Counsel of the Company since December 2001. Mr. Kinzler, an attorney, has been employed by the Company since 1984 in various capacities, including Vice President, Executive Vice President, and currently Secretary and General Counsel, and brings to the Board deep insight into the operations, challenges and complex issues facing the Company.  He has served on the boards of directors of business groups including the Hawaii Leeward Planning Conference, and also brings to the Board significant operational, strategic, consensus-building and management skills from his years with the Company and legal background.

1 This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Laurance E. Narbut2 – Director since 2023.  Mr. Narbut is the founder and Managing Partner of Acceleration Resources LLC, a private equity firm focusing on lower/middle market upstream energy sector since 2013.  Mr. Narbut has held senior positions at Passport Capital, Richmond Financial, SUN Capital Partners, Credit Suisse First Boston, and the Parthenon Group.  At Passport Capital, Mr. Narbut was a portfolio manager for the energy strategy, investing across multiple funds and focused on upstream oil & gas and energy service investments.  Mr. Narbut attended Harvard Business School and the University of Pennsylvania.  Mr. Narbut’s strong background in business, finance, energy strategy and energy investing brings to the Board deep insight into the Company’s primary upstream oil and gas business as well as the evaluation and financing of a variety of businesses business opportunities.

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

Named Executive Officers of the Company

The Company currently has two executive officers (the “Named Executive Officers”)3.  The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2024, their positions and offices with the Company and the period during which each has served.

Name	Age	Position with the Company

Craig D. Hopkins	51
Chief Executive Officer and President since April 1, 2024.  President of Octavian Oil, Ltd. since March 1, 2017, President and Chief Operating Officer of Barnwell of Canada, Limited since July 1, 2020. Octavian Oil, Ltd. and Barnwell of Canada, Limited are wholly-owned subsidiaries of Barnwell Industries, Inc.

Russell M. Gifford	70
Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985. Secretary from December 2002 to March 31, 2024.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.

Alexander C. Kinzler	66
Secretary and Executive Chairman of the Board of Directors since April 1, 2024. General Counsel since December 2001. Chief Executive Officer from December 2016 until March 31, 2024. President and Chief Operating Officer from December 2002 until March 31, 2024.

2 This director is independent as defined in Section 803(A) of the NYSE American listing standards.

3 Mr. Kinzler was Chief Executive Officer and President until March 31, 2024 and is no longer and Executive Officer.

Board Meetings

The Board of Directors held five meetings during the fiscal year ended September 30, 2024, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board of Directors on which each director served.  The independent directors met on two occasions out of the presence of management during the fiscal year ended September 30, 2024.

Audit Committee

The members of the Audit Committee are Mr. Woodrum, Chairman, and Messrs. Grossman and Horowitz.  All of the members of the Audit Committee are independent (as independence is defined in Section 803(A) of the NYSE American listing standards).  The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. Woodrum, who fulfilled the CPA exam requirements in 1981, but is not a qualified or practicing CPA, is a financial expert based on his degree in finance and experience as Chief Financial Officer of a public company.  Mr. Woodrum, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2024, the Audit Committee held four meetings.

Nominating Committee

The members of the Nominating Committee are Mr. Horowitz, Chairman, and Messrs. Grossman and Woodrum.  During the fiscal year ended September 30, 2024, the Nominating Committee held one meeting. The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the Board of Directors at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

Reserves Committee

The members of the Reserves Committee are Mr. Kinzler, Chairman, and Messrs. Narbut and Woodrum.  During the fiscal year ended September 30, 2024, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Mr. Grossman, Chairman, and Messrs. Horowitz and Woodrum.  The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable.  The Compensation Committee held two meetings during the fiscal year ended September 30, 2024.  The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

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

Summary Compensation Table
The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2024 and September 30, 2023 to (1) Craig D. Hopkins, our Chief Executive Officer and President as of April 1, 2024 (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer and Treasurer, and who was our Secretary until March 31, 2024 and (3) Alexander C. Kinzler, our Secretary and General Counsel and who was our Chief Executive Officer, President and Chief Operating Officer until March 31, 2024.

No Named Executive Officer was granted an option award or non-equity incentive plan compensation in fiscal year 2024 or 2023 or received above-market or preferential earnings on compensation that was deferred on a basis that was not tax-qualified. As a result, such columns have been omitted.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)[4]	Total ($)
Craig D. Hopkins[5] Chief Executive Officer and President	2024 2023	180,075 140,923	35,270 57,853	157,800[6] -	- -	373,145 198,776
Russell M. Gifford Executive Vice President, Chief Financial Officer and Treasurer	2024 2023	280,000 280,000	22,500 33,750	- -	- -	302,500 313,750
Alexander C. Kinzler[7] Chief Executive Officer, President, Chief Operating Officer, Secretary and General Counsel	2024 2023	175,000 253,750	22,500 37,500	- -	11,361 37,059	208,861 328,309

Grants of Plan-Based Awards

Name	Grant Date	Number of Units (#)
Craig D. Hopkins	May 16, 2024	60,000

4 This amount represents directors’ fees and perquisites received with respect to medical insurance.
5 All ($) amounts with respect to Mr. Hopkins are the U.S. Dollar equivalent of compensation paid in Canadian Dollars. Mr. Hopkins became a Named Executive Officer as of April 1, 2024 when he was appointed as the Company’s Chief Executive Officer and President. Mr. Hopkins’s salary as Chief Executive Officer of the Company, effective April 1, 2024, is $196,600 which is the U.S. Dollar equivalent of C$265,000. His 2024 bonus will be paid in restricted stock units.
6 Mr. Hopkins received a grant of 60,000 restricted stock units on May 16, 2024.
7 Mr. Kinzler was Chief Executive Officer and President until March 31, 2024.

Outstanding Equity Awards At Fiscal Year-End 2024

The following Outstanding Equity Awards At Fiscal Year-End 2024 table sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2024 to each Named Executive Officer.

Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Craig D. Hopkins	60,000 shares of Common Stock	-	3.33	02/2031	60,000[8]	135,600
Russell M. Gifford	60,000 shares of Common Stock	-	3.33	02/2031	-	-
Alexander C. Kinzler	60,000 shares of Common Stock	-	3.66	02/2026	-	-

The Company maintains a defined benefit pension plan (“Pension Plan”) for its eligible U.S.-based employees to provide annual benefits payable on retirement. Eligibility is based upon attainment of age 21 and completion of one year of service. Benefits are calculated under a formula based upon years of service and the participant’s highest average annual compensation over 60 consecutive months of service.  Since December 31, 2019, future benefit accruals for all participants under the Pension Plan have been frozen.  Consequently, current participants in the Pension Plan no longer accrue new benefits under the Pension Plan and new employees of the Company are no longer eligible to enter the Pension Plan as participants.  Mr. Kinzler and Mr. Gifford are participants in the Pension Plan.

The Company also has a Supplemental Executive Retirement Plan (“SERP”) in order to provide an additional incentive to the Company’s U.S.-based executive officers to remain with the Company.  Since December 31, 2019, future benefit accruals for all participants under the SERP have been frozen.  Consequently, current participants in the SERP no longer accrue new benefits under the SERP and new employees of the Company are no longer eligible to enter the SERP as participants.  Mr. Kinzler and Mr. Gifford are participants in the SERP.

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

Director Compensation

The following Director Compensation table sets forth information with regard to the Board of Directors (other than Mr. Kinzler, an officer of the Company) as listed under Item 10, above, with regard to compensation paid to them during the fiscal year ended September 30, 2024.

No non-employee members of the Board of Directors earned any non-equity incentive plan compensation or nonqualified deferred compensation earnings in fiscal year 2024. As a result, the relevant columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Kenneth S. Grossman	50,000	50,000[9]	-	100,000
Joshua S. Horowitz	50,000	50,000[9]	-	100,000
Laurance E. Narbut	50,000	50,000[9]	-	100,000
Douglas N. Woodrum	50,000	50,000[9]	-	100,000

8 Mr. Hopkins received a grant of 60,000 restricted stock units on May 16, 2024.  Such restricted stock units vest as follows: 20,000 on May 16, 2025; 20,000 on May 16, 2026; and 20,000 on May 16, 2027.

9 Represents a grant by the Board of Directors on November 2, 2023 of 19,084 restricted stock units valued at $50,000 to the independent directors of the Board as partial payment of fiscal 2024 director fees for their service as members of the Board of Directors from the period of October 1, 2023 to September 30, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 8, 2025, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership[10]	Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	867,544	8.6%
Ned L. Sherwood	4731 North Highway A1A, Suite 213 Vero Beach, Florida	3,006,033[11]	29.9%
Alexander C. Kinzler	1100 Alakea Street, Suite 500 Honolulu, Hawaii	999,500[12]	9.7%
Joshua S. Horowitz	1100 Alakea Street, Suite 500 Honolulu, Hawaii	339,143[13]	3.3%
Douglas N. Woodrum	1100 Alakea Street, Suite 500 Honolulu, Hawaii	216,230[12]	2.1%
Russell M. Gifford	1100 Alakea Street, Suite 500 Honolulu, Hawaii	160,000[12]	1.5%
Kenneth S. Grossman	1100 Alakea Street, Suite 500 Honolulu, Hawaii	162,595[12]	1.6%
Laurance E. Narbut	1100 Alakea Street, Suite 500 Honolulu, Hawaii	54,867	*
Craig D. Hopkins	1100 Alakea Street, Suite 500 Honolulu, Hawaii	135,000[12]	1.3%
All directors and executive officers as a group (6 persons)		[14]2,067,335[12]	20.0%

10 A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options.  Each beneficial owner’s percentage of ownership is determined by assuming that options or conversion rights that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised.  For purposes of the footnotes that follow, “currently exercisable” means options that are exercisable as of and within 60 days following the date of this table.  Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.
11 Represents shares held as of May 31, 2024 as reported on Form 4 filed by Ned L. Sherwood.  According to such filing, Mr. Sherwood may be deemed to beneficially own 3,006,033 shares of Common Stock of the Company, which includes (i) 2,767,995 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer, and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.
12 Includes shares underlying options that are exercisable: 60,000, for Mr. Kinzler; 60,000, for Mr. Gifford; 60,000, for Mr. Grossman and 50,000, for Mr. Woodrum; and 60,000 for Mr. Hopkins.  For Mr. Hopkins, includes 60,000 Restricted Stock Units.  For Messrs. Grossman, Narbut and Woodrum includes 45,539 Restricted Stock Units of which 6,361 are vested.
13 Includes 270,276 shares held by Palm Global Small Cap Master Fund LP ("Palm Global") and 68,867 shares held directly by Mr. Horowitz including 45,539 Restricted Stock Units of which 6,361 are vested.  Palm Management (US) LLC, as the investment manager of Palm Global may be deemed to be a beneficial owner of the shares of Common Stock disclosed as directly owned by Palm Global. Due to his position with Palm Global and Palm Management (US) LLC, Mr. Horowitz may be deemed to be a beneficial owner of the shares of Common Stock disclosed as directly owned by Palm Global. Mr. Horowitz expressly disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

* Represents less than 1% of the outstanding shares of Common Stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no transactions that occurred during fiscal years 2023 and 2024 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded the disclosure thresholds set forth in the applicable SEC rules and regulations, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P., the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented.  Weaver and Tidwell, L.L.P. has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P. its independence. The committee also concluded that Weaver and Tidwell, L.L.P.’s performance of tax services to us and our affiliates, as pre-approved by the committee and described in the next section, does not impair Weaver and Tidwell, L.L.P.’s independence.  Based upon its discussions with management and with Weaver and Tidwell, L.L.P., the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Audit Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., Little Falls, New Jersey, PCAOB ID 410, the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2024 totaled $367,264.  For the comparable services provided for the fiscal year ended September 30, 2023, the aggregate fees billed to the Company totaled $387,338.

Audit-Related Fees

For the fiscal years ended September 30, 2024 and September 30, 2023 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm for professional services rendered in connection with tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2024 totaled $0. For the comparable services provided for the fiscal year ended September 30, 2023, the aggregate fees billed to the Company totaled $3,505.

All Other Fees

For the fiscal years ended September 30, 2024 and September 30, 2023 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for fees other than Audit Fees and Tax fees

Pre-approval Policies and Procedures

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

(1)
Exhibits.  The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on December 17, 2024, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BARNWELL INDUSTRIES, INC.

Dated: January 24, 2025	By:	/s/ Russell M. Gifford
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