Form 10-Q
period 2024-12-31
BARNWELL INDUSTRIES INC
filed 2025-02-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2024
or
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

As of February 10, 2025 there were 10,053,534 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,957,000	$4,505,000
Accounts and other receivables, net of allowance for credit losses of: $350,000 at December 31, 2024; $375,000 at September 30, 2024	2,403,000	2,770,000
Assets held for sale	69,000	69,000
Other current assets	1,547,000	1,539,000
Total current assets	5,976,000	8,883,000
Asset for retirement benefits	5,002,000	4,899,000
Operating lease right-of-use assets	153,000	39,000
Property and equipment:
Proved oil and natural gas properties (full cost method)	79,081,000	83,557,000
Drilling rigs and other property and equipment	3,660,000	3,679,000
Total property and equipment	82,741,000	87,236,000
Accumulated depletion, impairment, depreciation, and amortization	(67,862,000)	(70,388,000)
Total property and equipment, net	14,879,000	16,848,000
Total assets	$26,010,000	$30,669,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,319,000	$1,822,000
Accrued capital expenditures	105,000	2,407,000
Accrued compensation	609,000	650,000
Accrued operating and other expenses	1,575,000	1,834,000
Current portion of asset retirement obligation	938,000	798,000
Other current liabilities	788,000	301,000
Total current liabilities	5,334,000	7,812,000
Operating lease liabilities	122,000	7,000
Liability for retirement benefits	1,921,000	1,898,000
Asset retirement obligation	7,237,000	7,790,000
Deferred income tax liabilities	91,000	100,000
Total liabilities	14,705,000	17,607,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,221,434 issued at December 31, 2024; 10,195,990 issued at September 30, 2024	5,111,000	5,098,000
Additional paid-in capital	7,746,000	7,690,000
(Accumulated deficit) retained earnings	(1,322,000)	595,000
Accumulated other comprehensive income, net	2,036,000	1,943,000
Treasury stock, at cost: 167,900 shares at December 31, 2024 and September 30, 2024	(2,286,000)	(2,286,000)
Total stockholders' equity	11,285,000	13,040,000
Non-controlling interests	20,000	22,000
Total equity	11,305,000	13,062,000
Total liabilities and equity	$26,010,000	$30,669,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2024	2023
Revenues:
Oil and natural gas	$3,897,000	$5,130,000
Contract drilling	543,000	993,000
Gas processing and other	37,000	32,000
	4,477,000	6,155,000
Costs and expenses:
Oil and natural gas operating	2,496,000	2,791,000
Contract drilling operating	720,000	1,169,000
General and administrative	1,281,000	1,404,000
Depletion, depreciation, and amortization	928,000	1,511,000
Impairment of assets	613,000	—
Foreign currency loss (gain)	351,000	(126,000)
Interest expense	—	2,000
	6,389,000	6,751,000
Loss before equity in income of affiliates and income taxes	(1,912,000)	(596,000)
Equity in income of affiliates	—	—
Loss before income taxes	(1,912,000)	(596,000)
Income tax provision	7,000	66,000
Net loss	(1,919,000)	(662,000)
Less: Net (loss) earnings attributable to non-controlling interests	(2,000)	2,000
Net loss attributable to Barnwell Industries, Inc.	$(1,917,000)	$(664,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.19)	$(0.07)
Weighted-average number of common shares outstanding:
Basic and diluted	10,047,173	9,996,760

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended December 31,
	2024	2023
Net loss	$(1,919,000)	$(662,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	93,000	30,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	(21,000)
Total other comprehensive income	93,000	9,000
Total comprehensive loss	(1,826,000)	(653,000)
Less: Comprehensive loss (income) attributable to non-controlling interests	2,000	(2,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,824,000)	$(655,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2024 and 2023
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
Net (loss) earnings	—	—	—	(664,000)	—	—	2,000	(662,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	30,000	—	—	30,000
Distributions to non-controlling interests	—	—	—	—	—	—	(4,000)	(4,000)
Share-based compensation	—	—	65,000	—	—	—	—	65,000
Issuance of common stock for restricted stock units vested	9,328	5,000	(5,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(21,000)	—	—	(21,000)
Balance at December 31, 2023	10,000,106	$5,084,000	$7,747,000	$5,496,000	$2,113,000	$(2,286,000)	$11,000	$18,165,000

Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
Net loss	—	—	—	(1,917,000)	—	—	(2,000)	(1,919,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	93,000	—	—	93,000
Share-based compensation	—	—	69,000	—	—	—	—	69,000
Issuance of common stock for restricted stock units vested	25,444	13,000	(13,000)	—	—	—	—	—
Balance at December 31, 2024	10,053,534	$5,111,000	$7,746,000	$(1,322,000)	$2,036,000	$(2,286,000)	$20,000	$11,305,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,919,000)	$(662,000)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion, depreciation, and amortization	928,000	1,511,000
Impairment of assets	613,000	—
Retirement benefits income	(79,000)	(86,000)
Accretion of asset retirement obligation	196,000	200,000
Non-cash rent income	—	(7,000)
Deferred income tax benefit	(9,000)	(2,000)
Asset retirement obligation payments	(101,000)	(160,000)
Share-based compensation expense	69,000	65,000
Retirement plan contributions and payments	(1,000)	(1,000)
Credit loss (reversal) expense	(14,000)	37,000
Foreign currency loss (gain)	351,000	(126,000)
(Decrease) increase from changes in current assets and liabilities	(793,000)	606,000
Net cash (used in) provided by operating activities	(759,000)	1,375,000
Cash flows from investing activities:
Proceeds from sale of oil and natural gas assets	282,000	—
Deposit for sale of contract drilling assets	585,000	—
Capital expenditures - oil and natural gas	(2,529,000)	(1,018,000)
Capital expenditures - all other	—	(1,000)
Net cash used in investing activities	(1,662,000)	(1,019,000)
Cash flows from financing activities:
Distributions to non-controlling interests	—	(4,000)
Net cash used in financing activities	—	(4,000)
Effect of exchange rate changes on cash and cash equivalents	(127,000)	41,000
Net (decrease) increase in cash and cash equivalents	(2,548,000)	393,000
Cash and cash equivalents at beginning of period	4,505,000	2,830,000
Cash and cash equivalents at end of period	$1,957,000	$3,223,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2024 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 (our “2024 Annual Report”). The Condensed Consolidated Balance Sheet as of September 30, 2024 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2024, results of operations, comprehensive loss, equity and cash flows for the three months ended December 31, 2024 and 2023, have been made. The results of operations for the period ended December 31, 2024 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's 2024 Annual Report.

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

Options to purchase 465,000 shares of common stock and 216,712 restricted stock units were excluded from the computation of diluted shares for the three months ended December 31, 2024, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 76,336 restricted stock units were excluded from the computation of diluted shares for the three months ended December 31, 2023, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2024
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic	$(1,917,000)	10,047,173	$(0.19)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted	$(1,917,000)	10,047,173	$(0.19)

	Three months ended December 31, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic	$(664,000)	9,996,760	$(0.07)
Effect of dilutive securities -
common stock options and restricted stock units	—	—
Diluted	$(664,000)	9,996,760	$(0.07)

3.                           ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Three months ended December 31,
	2024	2023
Allowance for credit losses at beginning of period	$375,000	$284,000
(Reversal of) provision for expected credit losses	(14,000)	37,000
Write-offs charged against the allowance	(2,000)	(4,000)
Recoveries of amounts previously written off	—	15,000
Foreign currency translation adjustment	(9,000)	2,000
Allowance for credit losses at end of period	$350,000	$334,000

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

The partnerships derive income from the sale of residential parcels in Increment I, which is now completely sold, as well as from commissions on real estate resales by the real estate sales office and revenues resulting from the sale of a few remaining private club memberships. The last two single-family lots of the 80 lots developed within Increment I were sold in the quarter ended March 31, 2024.

Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three months ended December 31, 2024 and 2023.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended December 31,
	2024	2023
Revenue	$1,299,000	$1,886,000
Gross profit	$479,000	$817,000
Net (loss) earnings	$(48,000)	$354,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnership investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized during the three months ended December 31, 2024.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $382,000 at December 31, 2024 and $373,000 at September 30, 2024.

Sale of Interest in Leasehold Land

Kaupulehu Developments holds rights to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I, which is now fully sold, and within Increment II, which is not yet developed (see Note 16).

With respect to Increment I, Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. The last two single-family lots of the 80 lots developed within Increment I were sold in the quarter ended March 31, 2024. There is no assurance with regards to the amounts of future payments from Increment II to be received or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Investment in Leasehold Land Interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

5.    ASSETS HELD FOR SALE

In the quarter ended March 31, 2024, the Company commenced the marketing of a portion of the contract drilling segment's property and equipment, the majority of which was already fully depreciated. There was no impairment related to the classification change from held and used to held for sale as the fair value, less estimated selling costs, of the disposal group exceeded its carrying value. The carrying value of these assets was recorded as “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheets. The property and equipment deemed necessary to complete the contract drilling segment's contracts in backlog continue to be classified as held and used as of December 31, 2024. At December 31, 2024, a sale of the remainder of the contract drilling segment's property and equipment or the contract drilling segment as a whole was not estimated to be probable due to the lack of any definitive sale opportunities at that date.

In December 2024, the Company entered into an agreement with an independent third party for the sale of a contract drilling segment drilling rig and related ancillary equipment and received a payment of $585,000 from the buyer. At December 31, 2024, the delivery of the drilling rig and the transfer of the legal title to the buyer had not yet occurred, and therefore, the Company did not record a sale during the three months ended December 31, 2024. The payment received from the buyer was recognized as a deposit and recorded in “Other current liabilities” on the Company's Condensed Consolidated Balance Sheet at December 31, 2024. This drilling rig and related ancillary equipment was included in assets held for sale at December 31, 2024, and had a net book value of zero as the assets were already fully depreciated.

In February 2025, the drilling rig and ancillary equipment was delivered and the legal title was transferred to the buyer, and as a result, the Company will recognize a gain, net of costs, on the sale of the drilling rig and ancillary equipment in the quarter ending March 31, 2025.

6.    OIL AND NATURAL GAS PROPERTIES

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three months ended December 31, 2024 and 2023. The $282,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2024 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

During the three months ended December 31, 2024, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $613,000. There was no ceiling test impairment during the three months ended December 31, 2023.

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

The following table details the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended December 31,
	2024	2023	2024	2023
Interest cost	$98,000	$103,000	$23,000	$24,000
Expected return on plan assets	(200,000)	(192,000)	—	—
Amortization of net actuarial gain	—	—	—	(21,000)
Net periodic benefit (income) cost	$(102,000)	$(89,000)	$23,000	$3,000

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

8.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended December 31,
	2024	2023
United States	$(1,466,000)	$(689,000)
Canada	(444,000)	91,000
	$(1,910,000)	$(598,000)

The components of the income tax provision are as follows:

	Three months ended December 31,
	2024	2023
Current	$16,000	$68,000
Deferred	(9,000)	(2,000)
	$7,000	$66,000

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

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2024 and 2023.

	Three months ended December 31, 2024
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,143,000	$—	$—	$—	$3,143,000
Natural gas	349,000	—	—	—	349,000
Natural gas liquids	405,000	—	—	—	405,000
Drilling and pump	—	543,000	—	—	543,000
Other	—	—	—	11,000	11,000
Total revenues before interest income	$3,897,000	$543,000	$—	$11,000	$4,451,000
Geographical regions:
United States	$355,000	$543,000	$—	$—	$898,000
Canada	3,542,000	—	—	11,000	3,553,000
Total revenues before interest income	$3,897,000	$543,000	$—	$11,000	$4,451,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,897,000	$—	$—	$11,000	$3,908,000
Services transferred over time	—	543,000	—	—	543,000
Total revenues before interest income	$3,897,000	$543,000	$—	$11,000	$4,451,000

	Three months ended December 31, 2023
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,892,000	$—	$—	$—	$3,892,000
Natural gas	712,000	—	—	—	712,000
Natural gas liquids	526,000	—	—	—	526,000
Drilling and pump	—	993,000	—	—	993,000
Other	—	—	—	17,000	17,000
Total revenues before interest income	$5,130,000	$993,000	$—	$17,000	$6,140,000
Geographical regions:
United States	$754,000	$993,000	$—	$1,000	$1,748,000
Canada	4,376,000	—	—	16,000	4,392,000
Total revenues before interest income	$5,130,000	$993,000	$—	$17,000	$6,140,000
Timing of revenue recognition:
Goods transferred at a point in time	$5,130,000	$—	$—	$17,000	$5,147,000
Services transferred over time	—	993,000	—	—	993,000
Total revenues before interest income	$5,130,000	$993,000	$—	$17,000	$6,140,000

Contract Balances
    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2024	September 30, 2024	September 30, 2023
Accounts receivables from contracts with customers	$1,930,000	$2,031,000	$2,931,000
Contract assets	333,000	267,000	958,000
Contract liabilities	—	—	377,000

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

During the three months ended December 31, 2024 and 2023, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was nil and $229,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At December 31, 2024, the Company had three contract drilling jobs with original expected durations of greater than one year, for which 100% of the remaining performance obligation of $208,000 is expected to be recognized as revenue in the next twelve months.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of December 31, 2024 and September 30, 2024, the Company had $92,000 and $173,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2024 and 2023, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three months ended December 31, 2024 and 2023.

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

	Three months ended December 31,
	2024	2023
Revenues:
Oil and natural gas	$3,897,000	$5,130,000
Contract drilling	543,000	993,000
Other	11,000	17,000
Total before interest income	4,451,000	6,140,000
Interest income	26,000	15,000
Total revenues	$4,477,000	$6,155,000
Depletion, depreciation, and amortization:
Oil and natural gas	$904,000	$1,458,000
Contract drilling	24,000	52,000
Other	—	1,000
Total depletion, depreciation, and amortization	$928,000	$1,511,000
Impairment:
Oil and natural gas	$613,000	$—
Total impairment	$613,000	$—
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(116,000)	$881,000
Contract drilling	(201,000)	(228,000)
Other	11,000	16,000
Total operating (loss) profit	(306,000)	669,000
General and administrative expenses	(1,281,000)	(1,404,000)
Foreign currency (loss) gain	(351,000)	126,000
Interest expense	—	(2,000)
Interest income	26,000	15,000
Loss before income taxes	$(1,912,000)	$(596,000)

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended December 31,
	2024	2023
Foreign currency translation:
Beginning accumulated foreign currency translation	$220,000	$220,000
Change in cumulative translation adjustment before reclassifications	93,000	30,000
Income taxes	—	—
Net current period other comprehensive income	93,000	30,000
Ending accumulated foreign currency translation	313,000	250,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,723,000	1,884,000
Amortization of net actuarial gain	—	(21,000)
Income taxes	—	—
Net current period other comprehensive loss	—	(21,000)
Ending accumulated retirement plans benefit income	1,723,000	1,863,000
Accumulated other comprehensive income, net of taxes	$2,036,000	$2,113,000

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

13.                                   STOCKHOLDERS' EQUITY

Restricted Stock Units

On October 24, 2024, the Board of Directors of the Company granted a total of 105,820 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting date.
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2024 through December 31, 2024:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2024	110,892	$2.63
Granted	105,820	1.89
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2024	216,712	$2.27

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three months ended December 31, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of $69,000 and $30,000, respectively. As of December 31, 2024, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $331,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years.

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

In fiscal 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which two water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. The liability related to this contingency was $200,000 at December 31, 2024 and September 30, 2024 and is included in “Accrued operating and other expenses” in the accompanying Condensed Consolidated Balance Sheets. It is unknown when this contingent liability related to the required drilling of the monitoring well in satisfaction of a regulatory assessment will be settled.

15.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid	$136,000	$44,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $2,215,000 and $523,000 during the three months ended December 31, 2024 and 2023, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $32,000 and $115,000 during the three months ended December 31, 2024 and 2023, respectively.

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

17.    SUBSEQUENT EVENTS

Restricted Stock Units

In January 2025, the Company's Board of Directors (the “Board”) granted a total of 66,000 restricted stock units to the Company's President and Chief Executive Officer. The restricted stock units vest ratably over a three-year period, subject to the employee’s continued service through the applicable vesting dates.

Limited-Duration Shareholder Rights Plan

On January 26, 2025, the Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) in respect of each of the Company’s issued and outstanding shares of common stock, par value $0.50 per share (“Common Stock”). The dividend is payable to the shareholders of record at the close of business on February 7, 2025. Each Right initially entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one share of Common Stock, at a price equal to $9.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). The terms of the Rights are set forth in the Rights Agreement, dated as of January 26, 2025 (as it may be amended from time to time, the “Rights Agreement”), by and between the Company and Broadridge Corporate Issuer Solutions, LLC, as rights agent (or any successor rights agent, the “Rights Agent”).

In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company or certain related persons) that is or becomes the beneficial owner of 20% (the “Triggering Percentage”) or more of the Company’s outstanding Common Stock without the prior approval of the Board. A person or group that becomes the beneficial owner of the Triggering Percentage or more is called an “Acquiring Person.” Any Rights held by an Acquiring Person will be null and void and may not be exercised. Shareholders that beneficially own the Triggering Percentage or more of the Company’s outstanding Common Stock on the date the plan is adopted, are not considered Acquiring Persons; however, such Shareholders generally may not acquire, or obtain the right to acquire, beneficial ownership of 0.25% or more additional shares of the Company’s outstanding Common Stock. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain securities that may be exercised or converted into shares of Common Stock and certain derivative arrangements.

The Rights will expire prior to the earliest of (i) the close of business on January 26, 2026 (subject to the shareholders of the Company approving an extension of the Rights Agreement through a date on or prior to January 26, 2028); (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement; and (iv) upon the occurrence of certain transactions.

This description of the Rights Agreement herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2024 Annual Report. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our 2024 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2024. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023 (our fiscal 2025) and interim periods within fiscal years beginning after December 15, 2024 (our fiscal 2026), with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements but does not expect that the adoption of this update will have a material impact on Barnwell's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of incremental income tax information within the tax rate reconciliation and expanded disclosures of income taxes paid both in the U.S. and foreign jurisdiction, among other disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public companies to disclose specified information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on Barnwell’s consolidated financial statements.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. However, in the quarter ended March 31, 2024, the last two remaining single-family lots of the 80 lots developed within Increment I were sold and there are no more lots available for sale in Increment I. Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales at Increment I.

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at December 31, 2024 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,500,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $3,000,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended December 31, 2024 totaled $1,917,000, a $1,253,000 decrease in operating results from net loss of $664,000 for the three months ended December 31, 2023. The following factors affected the results of operations for the three months ended December 31, 2024 as compared to the same period in the prior year:

•A $997,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $613,000 non-cash ceiling test impairment in the current year period and due to decreases in natural gas, oil, and natural gas liquids prices and production in the current year period as compared to the same period in the prior year;

•A $477,000 increase in negative impacts due to a $351,000 foreign currency loss recorded in the current period as compared to a $126,000 gain recorded in the prior year period due to the effects of foreign currency exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar; and

•Partially offsetting these decreases was a $123,000 decrease in general and administrative expenses primarily due to a decrease in professional fees in the current year period as compared to the same period in the prior year and a $14,000 credit loss recovery recorded in the current year period as compared to a $37,000 credit loss expense in the prior year period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 3% in the three months ended December 31, 2024 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 6% at December 31, 2024 as compared to September 30, 2024. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2024 was $93,000, a $63,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $30,000 for the same period in the prior year.

There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three months ended December 31, 2024 and 2023 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2024	2023	$	%
Natural Gas (Mcf)*	$1.09	$1.82	$(0.73)	(40%)
Oil (Bbls)**	$65.53	$67.08	$(1.55)	(2%)
Natural gas liquids (Bbls)**	$26.98	$29.23	$(2.25)	(8%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2024	2023	Units	%
Natural Gas (Mcf)*	298,000	379,000	(81,000)	(21%)
Oil (Bbls)**	48,000	58,000	(10,000)	(17%)
Natural gas liquids (Bbls)**	15,000	18,000	(3,000)	(17%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated an $116,000 operating loss before general and administrative expenses in the three months ended December 31, 2024, a decrease in operating results of $997,000 as compared to a $881,000 operating profit before general and administrative expenses generated during the same period of the prior year.

The following table sets forth Barnwell’s oil and natural gas segment operating (loss) profit before general and administrative expenses by geographic location:

	Three months ended December 31,
	2024	2023
Operating (loss) profit (before general and administrative expenses)
Canada	$402,000	$536,000
United States (1)	(518,000)	345,000
Total operating (loss) profit	$(116,000)	$881,000
________________________

(1)          The operating loss for the United States for the three months ended December 31, 2024 includes a non-cash ceiling test impairment of $613,000.

Oil and natural gas segment revenues decreased $1,233,000 (24%) for the three months ended December 31, 2024, as compared to the same period in the prior year, primarily due to decreases in oil, natural gas and natural gas liquids production, which decreased 17%, 21% and 17%, respectively, as compared to the same period in the prior year. The decrease was also attributable to decreases in natural gas, oil, and natural gas liquids prices, which decreased 40%, 2%, and 8%, respectively, as compared to the same period in the prior year.

The decreases in production are primarily the result of natural declines as the wells age. The production decreases were also partially due to properties sold and certain wells that were temporarily shut-in for workovers. The Company's latest Canadian well drilled, which is 100%-owned and operated, started producing in mid-September 2024 and contributed approximately 107 net barrels of equivalent per day for a total of approximately 10,000 net barrels of equivalent during the three months ended December 31, 2024.

In the quarter ended December 31, 2023, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sold during the period from April 1, 2024 to October 31, 2024 to a fixed index price before differentials of $2.55 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. In July 2024, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2024 to March 31, 2025 to a fixed index price before differentials of $2.64 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from January 1, 2025 to March 31, 2025, is equivalent to approximately 38% of Canadian natural gas gross production per day for the quarter ended December 31, 2024. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In July 2024, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 100 gross barrels per day of the Canadian oil that it sold during the period from August 1, 2024 to December 31, 2024 to a fixed index price before differentials of $79.00 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract was equivalent to approximately 17% of Canadian oil gross production per day for the quarter ended December 31, 2024. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas segment operating expenses decreased $295,000 (11%) for the three months ended December 31, 2024, as compared to the same period in the prior year, due to lower production, partially offset by an increase in workovers and repair costs in the current year, as compared to the same period in the prior year.

Oil and natural gas segment depletion decreased $554,000 (38%) for the three months ended December 31, 2024, as compared to the prior year period. The decrease was due to both a decrease in the depletion rate and a decrease in production. The depletion rate decreased as a result of a decrease in the depletable base from significant ceiling test impairments between the prior year period and the current year period.

Contract drilling

The contract drilling segment generated a $201,000 operating loss before general and administrative expenses in the three months ended December 31, 2024, an increase in operating results of $27,000 as compared to a $228,000 operating loss during the same period of the prior year. Contract drilling revenues and contract drilling costs decreased $450,000 (45%) and $449,000 (38%), respectively, for the three months ended December 31, 2024, as compared to the same period in the prior year. These decreases were primarily due to less activity in the current year period as compared to the same period in the prior year. The contract drilling segment worked on only one water well drilling job in the current year period, as compared to three water well drilling jobs and one pump installation job in the prior year period.

In December 2024, the Company entered into an agreement with an independent third party for the sale of a contract drilling segment drilling rig and related ancillary equipment, which are all fully depreciated, and received a payment of $585,000 from the buyer. At December 31, 2024, the delivery of the drilling rig and the transfer of the legal title to the buyer had not yet occurred and therefore, the Company did not record a sale during the three months ended December 31, 2024. The payment received from the buyer was recognized as a deposit and recorded in “Other current liabilities” on the Company's Condensed Consolidated Balance Sheet at December 31, 2024.

In February 2025, the drilling rig was delivered and the legal title was transferred to the buyer and as a result, the Company will recognize a gain, net of costs, on the sale of the drilling rig in the quarter ending March 31, 2025.

The Company continues to investigate strategies regarding Water Resources' future including, but not limited to, other potential opportunities for a sale of its stock or assets. If no sale of its stock or assets along with contract backlog can be secured, Water Resources will likely be wound down after all contracts in backlog are completed and any remaining drilling rigs and equipment will be liquidated. Management estimates that its three remaining contracts in backlog at December 31, 2024 will be completed in March 2025 or soon thereafter, however it is uncertain as to when the contingent liability related to the required drilling of a monitoring well in satisfaction of a regulatory assessment will be settled (see Note 14 in the “Notes to Consolidated Financial Statements” of this report).

General and administrative expenses

General and administrative expenses decreased $123,000 (9%) for the three months ended December 31, 2024, as compared to the same period in the prior year. The decrease was due to a decrease in professional fees in the current year period as compared to the same period in the prior year and a $14,000 credit loss recovery recorded in the current year period as compared to a $37,000 credit loss expense in the prior year period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $583,000 (39%) for the three months ended December 31, 2024, as compared to the same period in the prior year, primarily due to both a decrease in the depletion rate and a decrease in production, as discussed in the “Oil and natural gas” section above.

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

During the three months ended December 31, 2024, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $613,000. There was no ceiling test impairment during the three months ended December 31, 2023.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

Foreign currency loss (gain)

During the three months ended December 31, 2024 and 2023, there was a $351,000 foreign currency loss and a $126,000 foreign currency gain, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the U.S. dollar against the Canadian dollar. The foreign currency losses or gains from intercompany balances are included in our our consolidated statement of operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2024, after adjusting loss before income taxes for non-controlling interests, was nil, as compared to an effective income tax rate of (11)% for the three months ended December 31, 2023.

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

Liquidity and Capital Resources

At December 31, 2024, Barnwell had $642,000 in working capital. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be minimal.
In recent years, the Company generated a significant amount of cash inflows from its land investment segment, however, there are no more lots available for sale in Increment I. In addition, no definitive development plans have been made by the developer of Increment II as of the date of this report and thus future cash inflows from the land investment segment are uncertain. Management estimates that cash flows from the sale of the contract drilling segment business or its operating assets may also provide some level of liquidity in the near-term. The Company will primarily be reliant upon sufficient operating cash inflows from its oil and natural gas segment, which in turn will be largely determined by prices and production levels. A certain level of oil and natural gas capital expenditures will be necessary to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place, but those sources may not be feasible or sufficient. Management estimates that, barring any significant unforeseen events, it is more likely than not that there is sufficient cash on hand, cash flows from contract drilling segment asset sales and cash flows from oil and natural gas segment operations to continue as a going concern for the twelve months from the filing of this report. However, the aforementioned factors will influence the Company’s liquidity beyond that twelve month period.

Cash Flows

Cash flows used in operating activities totaled $759,000 for the three months ended December 31, 2024, as compared to cash flows provided by operating activities of $1,375,000 for the three months ended December 31, 2023. This $2,134,000 change in operating cash flows was primarily due to changes in working capital and lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year. The adjustment in operating cash flows due to the effect of changes in current assets and liabilities was a decrease of $793,000 in the current year period as compared to an increase of $606,000 in the prior year period.

Cash flows used in investing activities totaled $1,662,000 during the three months ended December 31, 2024, as compared to cash flows used in investing activities of $1,019,000 during the same period of the prior year. This $643,000 change in investing cash flows was due to $1,511,000 more in cash paid for investments in oil and natural gas properties in the current year as compared to the same period in the prior year, partially offset by a $585,000 deposit received for a pending sale of a contract drilling segment drilling rig and $282,000 of proceeds from the sale of oil and natural gas properties in Canada in the current year period; there were no such amounts in the same period of the prior year.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $314,000 for the three months ended December 31, 2024, as compared to $495,000 for the same period in the prior year.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2025 will range from $1,500,000 to $3,000,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three months ended December 31, 2024. The $282,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2024 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2024, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2024 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for the item listed below.

Entity-Wide Risks

Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition and/or share price.

Our Board of Directors and management team value constructive input from investors and are committed to acting in the best interests of all our stockholders. However, activist stockholders who disagree with the composition of the Board of Directors, our strategy, or the way the Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to such actions by activist investors can be costly and time-consuming, disruptive to our operations and divert the attention of management, our Board of Directors and our employees, and our ability to execute our strategic plan also could be impaired as a result.

In January 2023, the Company entered into a cooperation and support agreement (the “Cooperation Agreement”) with Alexander C. Kinzler, the Company’s then CEO and President in his capacity as a stockholder, Ned L. Sherwood and certain entities affiliated with Mr. Sherwood, with respect to a potential proxy contest at our 2023 annual meeting of stockholders. Under the terms of the Cooperation Agreement, Mr. Sherwood and his affiliated entities agreed to limit their beneficial and economic ownership of the Company to 28% of the outstanding common stock of the Company for the first 12 months of the agreement and 30% for the second 12-month period. The Cooperation Agreement expired in early February 2025. In both private and public communications, both before and after the expiration of the Cooperation Agreement, Mr. Sherwood has made certain proposals regarding the composition of the Board and the Company’s management team. He also has indicated, through public and private communications, that he intends to nominate a group of candidates to stand for election at the Company’s next annual meeting of stockholders.

In connection with the pending termination of the Cooperation Agreement, in late 2024, our Board authorized the creation of an ad hoc special committee of the Board for the purpose of considering various matters relating to the pending expiration of the Cooperation Agreement and a possible proxy contest or other actions initiated by Mr. Sherwood and his affiliated entities. We have been required to retain the services of various professionals to advise us on matters relating to Mr. Sherwood, including legal and financial advisors. In the event of a proxy contest, we could be required to incur substantially increased legal, public relations and other advisory fees and proxy solicitation expenses. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence may result in the loss of potential business opportunities, harm our ability to attract new or retain existing directors and employees, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

ITEM 5.    OTHER INFORMATION

    During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated Bylaws of Barnwell Industries, Inc. (1)

4.2
Rights Agreement, dated as of January 26, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent, which includes as Exhibit A the Form of Right Certificate. (2)

4.3	Amendment No. 1 to the Rights Agreement, dated as of February 6, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights agent. (3)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.
(1)       Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on February 5, 2025.
(2)       Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 27, 2025.
(3)       Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 7, 2025.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 14, 2025	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated Bylaws of Barnwell Industries, Inc. (1)

4.2
Rights Agreement, dated as of January 26, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent, which includes as Exhibit A the Form of Right Certificate. (2)

4.3	Amendment No. 1 to the Rights Agreement, dated as of February 6, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights agent. (3)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________________________________
*       Filed herewith.
**       Furnished herewith.
(1)       Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on February 5, 2025.
(2)       Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on January 27, 2025.
(3)       Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 7, 2025.