Form 10-Q
period 2025-03-31
BARNWELL INDUSTRIES INC
filed 2025-05-15
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or
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

As of May 12, 2025 there were 10,053,534 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,432,000	$4,285,000
Accounts and other receivables, net of allowance for credit losses of: $48,000 at March 31, 2025; $141,000 at September 30, 2024	1,773,000	2,190,000
Note receivable	800,000	—
Other current assets	790,000	873,000
Current assets of discontinued operations	—	1,535,000
Total current assets	4,795,000	8,883,000
Asset for retirement benefits	5,104,000	4,899,000
Operating lease right-of-use assets	190,000	39,000
Other non-current assets	265,000	—
Property and equipment:
Proved oil and natural gas properties (full cost method)	79,402,000	83,557,000
Other property and equipment	490,000	509,000
Total property and equipment	79,892,000	84,066,000
Accumulated depletion, impairment, depreciation, and amortization	(65,869,000)	(67,500,000)
Total property and equipment, net	14,023,000	16,566,000
Non-current assets of discontinued operations	—	282,000
Total assets	$24,377,000	$30,669,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,833,000	$1,785,000
Accrued capital expenditures	61,000	2,407,000
Accrued compensation	258,000	526,000
Accrued operating and other expenses	1,104,000	1,465,000
Current portion of asset retirement obligation	1,079,000	798,000
Other current liabilities	517,000	301,000
Current liabilities of discontinued operations	—	530,000
Total current liabilities	4,852,000	7,812,000
Operating lease liabilities	112,000	7,000
Liability for retirement benefits	1,944,000	1,898,000
Asset retirement obligation	7,248,000	7,790,000
Deferred income tax liabilities	66,000	100,000
Total liabilities	14,222,000	17,607,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,221,434 issued at March 31, 2025; 10,195,990 issued at September 30, 2024	5,111,000	5,098,000
Additional paid-in capital	7,806,000	7,690,000
(Accumulated deficit) retained earnings	(2,529,000)	595,000
Accumulated other comprehensive income, net	2,033,000	1,943,000
Treasury stock, at cost: 167,900 shares at March 31, 2025 and September 30, 2024	(2,286,000)	(2,286,000)
Total stockholders’ equity	10,135,000	13,040,000
Non-controlling interests	20,000	22,000
Total equity	10,155,000	13,062,000
Total liabilities and equity	$24,377,000	$30,669,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Revenues:
Oil and natural gas	$3,543,000	$4,144,000	$7,440,000	$9,274,000
Sale of interest in leasehold land	—	500,000	—	500,000
Gas processing and other	26,000	34,000	63,000	66,000
	3,569,000	4,678,000	7,503,000	9,840,000
Costs and expenses:
Oil and natural gas operating	1,986,000	2,330,000	4,482,000	5,121,000
General and administrative	2,162,000	1,256,000	3,325,000	2,576,000
Depletion, depreciation, and amortization	754,000	1,342,000	1,658,000	2,801,000
Impairment of assets	52,000	1,677,000	665,000	1,677,000
Foreign currency (gain) loss	(10,000)	128,000	341,000	2,000
Interest expense	1,000	—	1,000	—
	4,945,000	6,733,000	10,472,000	12,177,000
Loss from continuing operations before equity in income of affiliates and income taxes	(1,376,000)	(2,055,000)	(2,969,000)	(2,337,000)
Equity in income of affiliates	—	1,071,000	—	1,071,000
Loss from continuing operations before income taxes	(1,376,000)	(984,000)	(2,969,000)	(1,266,000)
Income tax provision	162,000	100,000	169,000	166,000
Net loss from continuing operations	(1,538,000)	(1,084,000)	(3,138,000)	(1,432,000)
Net earnings (loss) from discontinued operations	331,000	(466,000)	12,000	(780,000)
Net loss	(1,207,000)	(1,550,000)	(3,126,000)	(2,212,000)
Less: Net earnings (loss) attributable to non-controlling interests	—	222,000	(2,000)	224,000
Net loss attributable to Barnwell Industries, Inc.	$(1,207,000)	$(1,772,000)	$(3,124,000)	$(2,436,000)
Basic and diluted (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders:
Net loss from continuing operations attributable to Barnwell Industries, Inc.	$(0.15)	$(0.13)	$(0.31)	$(0.16)
Net earnings (loss) from discontinued operations	0.03	(0.05)	—	(0.08)
Net loss attributable to Barnwell Industries, Inc.	$(0.12)	$(0.18)	$(0.31)	$(0.24)
Weighted-average number of common shares outstanding:
Basic and diluted	10,053,534	10,019,172	10,050,319	10,007,905

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net loss	$(1,207,000)	$(1,550,000)	$(3,126,000)	$(2,212,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(3,000)	(22,000)	90,000	8,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	(22,000)	—	(43,000)
Total other comprehensive (loss) income	(3,000)	(44,000)	90,000	(35,000)
Total comprehensive loss	(1,210,000)	(1,594,000)	(3,036,000)	(2,247,000)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(222,000)	2,000	(224,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,210,000)	$(1,816,000)	$(3,034,000)	$(2,471,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2025 and 2024
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2023	10,000,106	$5,084,000	$7,747,000	$5,496,000	$2,113,000	$(2,286,000)	$11,000	$18,165,000
Net (loss) earnings	—	—	—	(1,772,000)	—	—	222,000	(1,550,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(22,000)	—	—	(22,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(219,000)	(219,000)
Share-based compensation	—	—	46,000	—	—	—	—	46,000
Issuance of common stock for restricted stock units vested	27,984	14,000	(14,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(22,000)	—	—	(22,000)
Balance at March 31, 2024	10,028,090	$5,098,000	$7,779,000	$3,724,000	$2,069,000	$(2,286,000)	$14,000	$16,398,000

Balance at December 31, 2024	10,053,534	$5,111,000	$7,746,000	$(1,322,000)	$2,036,000	$(2,286,000)	$20,000	$11,305,000
Net loss	—	—	—	(1,207,000)	—	—	—	(1,207,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(3,000)	—	—	(3,000)
Share-based compensation	—	—	60,000	—	—	—	—	60,000
Balance at March 31, 2025	10,053,534	$5,111,000	$7,806,000	$(2,529,000)	$2,033,000	$(2,286,000)	$20,000	$10,155,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2025 and 2024
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
Net (loss) earnings	—	—	—	(2,436,000)	—	—	224,000	(2,212,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	8,000	—	—	8,000
Distributions to non-controlling interests	—	—	—	—	—	—	(223,000)	(223,000)
Share-based compensation	—	—	111,000	—	—	—	—	111,000
Issuance of common stock for restricted stock units vested	37,312	19,000	(19,000)	—	—	—	—	—
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(43,000)	—	—	(43,000)
Balance at March 31, 2024	10,028,090	$5,098,000	$7,779,000	$3,724,000	$2,069,000	$(2,286,000)	$14,000	$16,398,000

Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
Net loss	—	—	—	(3,124,000)	—	—	(2,000)	(3,126,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	90,000	—	—	90,000
Share-based compensation	—	—	129,000	—	—	—	—	129,000
Issuance of common stock for restricted stock units vested	25,444	13,000	(13,000)	—	—	—	—	—
Balance at March 31, 2025	10,053,534	$5,111,000	$7,806,000	$(2,529,000)	$2,033,000	$(2,286,000)	$20,000	$10,155,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities of continuing operations:
Net loss	$(3,126,000)	$(2,212,000)
Net earnings (loss) from discontinued operations	12,000	(780,000)
Net loss from continuing operations	(3,138,000)	(1,432,000)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Equity in income of affiliates	—	(1,071,000)
Depletion, depreciation, and amortization	1,658,000	2,801,000
Impairment of assets	665,000	1,677,000
Sale of interest in leasehold land, net of fees paid	—	(439,000)
Distributions of income from equity investees	—	1,071,000
Retirement benefits income	(158,000)	(173,000)
Non-cash rent expense (income)	1,000	(13,000)
Accretion of asset retirement obligation	391,000	434,000
Deferred income tax (benefit) expense	(34,000)	51,000
Asset retirement obligation payments	(275,000)	(396,000)
Share-based compensation expense	129,000	111,000
Retirement plan contributions and payments	(1,000)	(2,000)
Credit loss (reversal) expense	(10,000)	46,000
Foreign currency loss	341,000	2,000
(Decrease) increase from changes in current assets and liabilities	(423,000)	333,000
Net cash (used in) provided by operating activities from continuing operations	(854,000)	3,000,000
Cash flows from investing activities of continuing operations:
Proceeds from sale of interest in leasehold land, net of fees paid	—	439,000
Proceeds from the sale of oil and natural gas assets	282,000	—
Capital expenditures - oil and natural gas	(2,641,000)	(1,624,000)
Dividend received from discontinued operations	250,000	—
Cash divested from the sale of discontinued operations, net of proceeds	(163,000)	—
Net cash used in investing activities from continuing operations	(2,272,000)	(1,185,000)
Cash flows from financing activities of continuing operations:
Repayments for insurance premium financing	(15,000)	—
Distributions to non-controlling interests	—	(223,000)
Net cash used in financing activities from continuing operations	(15,000)	(223,000)
Cash flows from discontinued operations:
Net cash used in operating activities	(95,000)	(738,000)
Net cash provided by (used in) investing activities	538,000	(1,000)
Net cash used in financing activities	(250,000)	—
Net cash provided by (used in) discontinued operations	193,000	(739,000)
Effect of exchange rate changes on cash and cash equivalents	(125,000)	2,000
Net (decrease) increase in cash and cash equivalents	(3,073,000)	855,000
Cash and cash equivalents at beginning of period	4,505,000	2,830,000
Less: Cash and cash equivalents of discontinued operations at end of period	—	(118,000)
Cash and cash equivalents of continuing operations at end of period	$1,432,000	$3,567,000
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2025, results of operations, comprehensive loss, and equity for the three and six months ended March 31, 2025 and 2024, and cash flows for the six months ended March 31, 2025 and 2024, have been made. The results of operations for the period ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, proved oil and natural gas reserves, and such assumptions may impact the amount at which such items are recorded.

Significant Accounting Policies

Other than as set forth below, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's 2024 Annual Report.

Discontinued Operations

On March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”). Water Resources drilled water wells and installed and repaired water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the condensed consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. See Note 3 “Discontinued Operations” for further discussion and additional disclosures related to discontinued operations. Unless otherwise noted, the discussions in the notes to the condensed consolidated financial statements refers to the Company’s continuing operations.

2.    GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, timely repayment of the note receivable from the buyers of our contract drilling segment, and the amount and timing of costs incurred related to the shareholder consent solicitation and ongoing proxy contest. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

Due to the recent shareholder consent solicitation and the ongoing proxy contest costs incurred and estimated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our oil and natural gas operating cash inflows as described above, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including debt financing, non-core oil and natural gas property sales and the partial or complete sale of its remaining interests in the Kukio Resort Land Development Partnerships, however, no probable timing or amounts of such funding have yet been secured. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of recently legislated tariffs on the economy as a whole, which in turn affects oil prices and our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.    DISCONTINUED OPERATIONS

On March 14, 2025, the Company entered into a Stock Purchase Agreement with three unrelated individuals (collectively, the “Buyer”) whereby the Buyer acquired all of the shares of capital stock of Water Resources (the “Shares”) owned by the Company (the “Purchase Agreement”). The sale and purchase of the Shares closed (the “Closing”) simultaneously with the execution and delivery of the Purchase Agreement by each of the parties thereto on March 14, 2025. The aggregate purchase price for the Shares was $1,050,000, which was paid at Closing by the Buyer as follows: an initial aggregate cash payment of $250,000 and the delivery of a non-interest bearing promissory note with a principal amount of $800,000 (the “Promissory Note”). The principal payments on the Promissory Note are to be paid in installments on the following schedule: $200,000 on May 15, 2025; and $150,000 on June 16, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. The Promissory Note is secured by certain specified assets of Water Resources and personal guarantees of the purchasers.

Water Resources drilled water wells and installed and repaired water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the condensed consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. The Company recorded a loss of $193,000 on the sale of Water Resources, which was included in the results from discontinued operations for the three and six months ended March 31, 2025. There was no impact from the sale of Water Resources on the provision for income taxes.

The following table presents the financial results from discontinued operations presented in the Condensed Consolidated Statements of Operations.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Revenues:
Contract drilling	$613,000	$1,070,000	$1,156,000	$2,063,000
Other	—	26,000	—	26,000
	613,000	1,096,000	1,156,000	2,089,000
Costs and expenses:
Contract drilling operating	519,000	1,387,000	1,239,000	2,556,000
General and administrative	91,000	125,000	209,000	209,000
Depreciation and amortization	16,000	50,000	40,000	102,000
Interest expense	1,000	—	1,000	2,000
Gain on sale of assets (1)	(538,000)	—	(538,000)	—
	89,000	1,562,000	951,000	2,869,000
Earnings (loss) from discontinued operations before income taxes	524,000	(466,000)	205,000	(780,000)
Loss on sale of discontinued operations	(193,000)	—	(193,000)	—
Income tax provision	—	—	—	—
Net earnings (loss) from discontinued operations	$331,000	$(466,000)	$12,000	$(780,000)
________________________

(1)          In February 2025, the Company completed the sale of a contract drilling segment drilling rig and related ancillary equipment to an independent third party for proceeds of $538,000, net of related costs. The drilling rig and related ancillary equipment were fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $538,000 gain during the three and six months ended March 31, 2025 which was recorded in discontinued operations.

The following table presents the carrying amounts of the assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,000
Accounts and other receivables, net of allowance for credit losses of: $0 at March 31, 2025; $234,000 at September 30, 2024	—	580,000
Assets held for sale	—	69,000
Other current assets	—	666,000
Total current assets of discontinued operations	$—	$1,535,000

Non-current assets:
Property and equipment:
Drilling rigs and other property and equipment	$—	$3,170,000
Accumulated depreciation, impairment, and amortization	—	(2,888,000)
Total non-current assets of discontinued operations	$—	$282,000

LIABILITIES
Current liabilities:
Accounts payable	$—	$37,000
Accrued compensation	—	124,000
Accrued operating and other expenses	—	369,000
Total current liabilities of discontinued operations	$—	$530,000

4.    LOSS PER COMMON SHARE

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

Options to purchase 465,000 shares of common stock and 258,699 restricted stock units were excluded from the computation of diluted shares for the three months ended March 31, 2025, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 237,475 restricted stock units were excluded from the computation of diluted shares for the six months ended March 31, 2025, as their inclusion would have been anti-dilutive.

Options to purchase 465,000 shares of common stock and 76,336 restricted stock units were excluded from the computation of diluted shares for the three and six months ended March 31, 2024, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following table:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(1,538,000)	$(1,084,000)	$(3,138,000)	$(1,432,000)
Less: Net earnings (loss) attributable to non-controlling interests of continuing operations	—	222,000	(2,000)	224,000
Net loss from continuing operations attributable to Barnwell Industries, Inc.	(1,538,000)	(1,306,000)	(3,136,000)	(1,656,000)
Net earnings (loss) from discontinued operations	331,000	(466,000)	12,000	(780,000)
Net loss attributable to Barnwell Industries, Inc.	$(1,207,000)	$(1,772,000)	$(3,124,000)	$(2,436,000)

Denominator:
Basic weighted-average number of common shares outstanding	10,053,534	10,019,172	10,050,319	10,007,905
Effect of dilutive securities - common stock options and restricted stock units	—	—	—	—
Diluted weighted-average number of common shares outstanding	10,053,534	10,019,172	10,050,319	10,007,905

Basic and diluted (loss) earnings per common share:
Net loss per common share from continuing operations attributable to Barnwell Industries, Inc. stockholders	$(0.15)	$(0.13)	$(0.31)	$(0.16)
Net earnings (loss) per common share from discontinued operations	0.03	(0.05)	—	(0.08)
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.12)	$(0.18)	$(0.31)	$(0.24)

5.                           ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Six months ended March 31,
	2025	2024
Allowance for credit losses at beginning of period	$141,000	$50,000
(Reversal of) provision for expected credit losses	(10,000)	46,000
Write-offs charged against the allowance	(75,000)	(6,000)
Recoveries of amounts previously written off	—	15,000
Foreign currency translation adjustment	(8,000)	—
Allowance for credit losses at end of period	$48,000	$105,000

6.    INVESTMENTS

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

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three and six months ended March 31, 2025. During the three and six months ended March 31, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships.

Equity in income of affiliates was nil for the three and six months ended March 31, 2025, as compared to equity in income of affiliates of $1,071,000 for the three and six months ended March 31, 2024.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended March 31,
	2025	2024
Revenue	$4,293,000	$10,153,000
Gross profit	$2,179,000	$7,329,000
Net earnings	$1,599,000	$6,658,000

	Six months ended March 31,
	2025	2024
Revenue	$5,592,000	$12,039,000
Gross profit	$2,658,000	$8,146,000
Net earnings	$1,551,000	$7,012,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the six months ended March 31, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $31,000 at March 31, 2025 and $373,000 at September 30, 2024.

Sale of Interest in Leasehold Land

Kaupulehu Developments holds rights to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I, which is now fully sold, and within Increment II, which is not yet developed (see Note 18).

With respect to Increment I, Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. In the quarter ended March 31, 2024, the last two single-family lots of the 80 lots developed within Increment I were sold.

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$500,000	$—	$500,000
Fees - included in general and administrative expenses	—	(61,000)	—	(61,000)
Sale of interest in leasehold land, net of fees paid	$—	$439,000	$—	$439,000

There is no assurance with regards to any payments in the future from Increment II to be received or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

Investment in Leasehold Land Interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

7.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATIONS

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the six months ended March 31, 2025 and 2024. The $282,000 of proceeds from the sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2025 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

During the three and six months ended March 31, 2025, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $52,000 and $665,000, respectively. During the three and six months ended March 31, 2024, the Company incurred a non-cash ceiling test impairment for our Canadian oil and natural gas properties of $1,677,000.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for April 1 and May 1 of 2025, the oil prices and natural gas prices used in the 12-month historical rolling first-day-of-the-month average oil price for the ceiling test at June 30, 2025 will be lower than at March 31, 2025. Whereas we believe our Canadian full cost pool is below the ceiling limit, our U.S. full cost pool had no ceiling excess at March 31, 2025, and thus a further impairment charge is more likely than not for our U.S full cost pool in the quarter ending June 30, 2025. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of June 2025.

Asset Retirement Obligations

In 2021 the Company entered into an agreement with Canada’s Orphan Well Association (“OWA”), where the Company was required to pay abandonment and reclamation costs for certain properties in advance through two cash deposits, one for abandonment and one for reclamation. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $226,000 and $527,000 at March 31, 2025 and September 30, 2024, respectively, and is included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets. The non-current portion of the unused deposit of $215,000 along with $50,000 of non-current receivables at March 31, 2025, is included in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheet at March 31, 2025.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended March 31,
	2025	2024	2025	2024
Interest cost	$97,000	$102,000	$24,000	$24,000
Expected return on plan assets	(200,000)	(191,000)	—	—
Amortization of net actuarial gain	—	—	—	(22,000)
Net periodic benefit (income) cost	$(103,000)	$(89,000)	$24,000	$2,000

	Pension Plan		SERP
	Six months ended March 31,
	2025	2024	2025	2024
Interest cost	$195,000	$205,000	$47,000	$48,000
Expected return on plan assets	(400,000)	(383,000)	—	—
Amortization of net actuarial gain	—	—	—	(43,000)
Net periodic benefit (income) cost	$(205,000)	$(178,000)	$47,000	$5,000

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

9.    INCOME TAXES

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
United States	$(1,526,000)	$1,004,000	$(2,673,000)	$629,000
Canada	150,000	(2,210,000)	(294,000)	(2,119,000)
	$(1,376,000)	$(1,206,000)	$(2,967,000)	$(1,490,000)

The components of the income tax provision from continuing operations are as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Current	$187,000	$47,000	$203,000	$115,000
Deferred	(25,000)	53,000	(34,000)	51,000
	$162,000	$100,000	$169,000	$166,000

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

10.    SEGMENT INFORMATION

As disclosed in Note 3 “Discontinued Operations,” on March 14, 2025, the Company completed the sale of Water Resources, which represented the Company’s contract drilling segment. The financial results of the Company’s contract drilling business has been presented as discontinued operations and therefore is excluded from segment reporting. Accordingly, Barnwell’s continuing operations include the following two principal business segments:

Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and in the U.S. states of Oklahoma and Texas.

Land Investment Segment - Barnwell owns leasehold land interests in Hawaii.

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Revenues:
Oil and natural gas	$3,543,000	$4,144,000	$7,440,000	$9,274,000
Land investment	—	500,000	—	500,000
Other	22,000	16,000	33,000	33,000
Total before interest income	3,565,000	4,660,000	7,473,000	9,807,000
Interest income	4,000	18,000	30,000	33,000
Total revenues	$3,569,000	$4,678,000	$7,503,000	$9,840,000
Depletion, depreciation, and amortization:
Oil and natural gas	$753,000	$1,342,000	$1,657,000	$2,800,000
Other	1,000	—	1,000	1,000
Total depletion, depreciation, and amortization	$754,000	$1,342,000	$1,658,000	$2,801,000
Impairment:
Oil and natural gas	$52,000	$1,677,000	$665,000	$1,677,000
Total impairment	$52,000	$1,677,000	$665,000	$1,677,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$752,000	$(1,205,000)	$636,000	$(324,000)
Land investment	—	500,000	—	500,000
Other	21,000	16,000	32,000	32,000
Total operating profit (loss)	773,000	(689,000)	668,000	208,000
Equity in income of affiliates:
Land investment	—	1,071,000	—	1,071,000
General and administrative expenses	(2,162,000)	(1,256,000)	(3,325,000)	(2,576,000)
Foreign currency gain (loss)	10,000	(128,000)	(341,000)	(2,000)
Interest expense	(1,000)	—	(1,000)	—
Interest income	4,000	18,000	30,000	33,000
Loss from continuing operations before income taxes	$(1,376,000)	$(984,000)	$(2,969,000)	$(1,266,000)

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition based upon continuing operations for the three and six months ended March 31, 2025 and 2024.

	Three months ended March 31, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$2,601,000	$—	$—	$2,601,000
Natural gas	488,000	—	—	488,000
Natural gas liquids	454,000	—	—	454,000
Other	—	—	22,000	22,000
Total revenues before interest income	$3,543,000	$—	$22,000	$3,565,000
Geographical regions:
United States	$376,000	$—	$—	$376,000
Canada	3,167,000	—	22,000	3,189,000
Total revenues before interest income	$3,543,000	$—	$22,000	$3,565,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,543,000	$—	$22,000	$3,565,000

	Three months ended March 31, 2024
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$2,985,000	$—	$—	$2,985,000
Natural gas	678,000	—	—	678,000
Natural gas liquids	481,000	—	—	481,000
Contingent residual payments	—	500,000	—	500,000
Other	—	—	16,000	16,000
Total revenues before interest income	$4,144,000	$500,000	$16,000	$4,660,000
Geographical regions:
United States	$674,000	$500,000	$—	$1,174,000
Canada	3,470,000	—	16,000	3,486,000
Total revenues before interest income	$4,144,000	$500,000	$16,000	$4,660,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,144,000	$500,000	$16,000	$4,660,000

	Six months ended March 31, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$5,744,000	$—	$—	$5,744,000
Natural gas	837,000	—	—	837,000
Natural gas liquids	859,000	—	—	859,000
Other	—	—	33,000	33,000
Total revenues before interest income	$7,440,000	$—	$33,000	$7,473,000
Geographical regions:
United States	$731,000	$—	$—	$731,000
Canada	6,709,000	—	33,000	6,742,000
Total revenues before interest income	$7,440,000	$—	$33,000	$7,473,000
Timing of revenue recognition:
Goods transferred at a point in time	$7,440,000	$—	$33,000	$7,473,000

	Six months ended March 31, 2024
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$6,877,000	$—	$—	$6,877,000
Natural gas	1,390,000	—	—	1,390,000
Natural gas liquids	1,007,000	—	—	1,007,000
Contingent residual payments	—	500,000	—	500,000
Other	—	—	33,000	33,000
Total revenues before interest income	$9,274,000	$500,000	$33,000	$9,807,000
Geographical regions:
United States	$1,428,000	$500,000	$—	$1,928,000
Canada	7,846,000	—	33,000	7,879,000
Total revenues before interest income	$9,274,000	$500,000	$33,000	$9,807,000
Timing of revenue recognition:
Goods transferred at a point in time	$9,274,000	$500,000	$33,000	$9,807,000

Contract Balances

    The following table provides the balances of our receivables from contracts with customers which is included in "Accounts and other receivables, net of allowance for credit losses," in the accompanying Condensed Consolidated Balance Sheets.

	March 31, 2025	September 30, 2024	September 30, 2023
Accounts receivables from contracts with customers	$1,240,000	$1,472,000	$2,344,000

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Foreign currency translation:
Beginning accumulated foreign currency translation	$313,000	$250,000	$220,000	$220,000
Change in cumulative translation adjustment before reclassifications	(3,000)	(22,000)	90,000	8,000
Income taxes	—	—	—	—
Net current period other comprehensive (loss) income	(3,000)	(22,000)	90,000	8,000
Ending accumulated foreign currency translation	310,000	228,000	310,000	228,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,723,000	1,863,000	1,723,000	1,884,000
Amortization of net actuarial gain	—	(22,000)	—	(43,000)
Income taxes	—	—	—	—
Net current period other comprehensive loss	—	(22,000)	—	(43,000)
Ending accumulated retirement plans benefit income	1,723,000	1,841,000	1,723,000	1,841,000
Accumulated other comprehensive income, net of taxes	$2,033,000	$2,069,000	$2,033,000	$2,069,000

    The amortization of net actuarial gain for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 8 for additional details).

13.    FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts and other receivables, note receivable, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

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

14.                                   DEBT

Insurance Premium Financing

In March 2025, the Company entered into a short-term financing agreement with a third-party to finance the Company’s directors and officers insurance premium in the amount of $183,000, with a term of 11 months and an annual interest rate of 9.4%. The Company made a down payment of $15,000 and is required to make monthly principal and interest payments of $16,000 over the term of the agreement, which matures in February 2026. As of March 31, 2025, the insurance premium financing liability was $153,000 and is included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

15.                                   STOCKHOLDERS' EQUITY

Restricted Stock Units

On October 24, 2024, the Company’s Board of Directors (the “Board”) granted a total of 105,820 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting dates.

On January 19, 2025, the Board granted a total of 66,000 restricted stock units to the Company's President and Chief Executive Officer. The restricted stock units vest ratably over a three-year period, subject to the employee’s continued service through the applicable vesting dates.
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2024 through March 31, 2025:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2024	110,892	$2.63
Granted	171,820	1.82
Vested	—	—
Forfeited	(39,178)	2.13
Nonvested at March 31, 2025	243,534	$2.14

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three and six months ended March 31, 2025, the Company recognized share-based compensation expense related to restricted stock units of $60,000 and

$129,000, respectively. During the three and six months ended March 31, 2024, the Company recognized share-based compensation expense related to restricted stock units of $31,000 and $61,000, respectively. As of March 31, 2025, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $301,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years.

Limited-Duration Shareholder Rights Plan

On January 26, 2025, the Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) in respect of each of the Company’s issued and outstanding shares of common stock, par value $0.50 per share (“Common Stock”). The dividend was payable to the shareholders of record at the close of business on February 7, 2025. Each Right initially entitled the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one share of Common Stock, at a price equal to $9.00, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). The terms of the Rights are set forth in the Rights Agreement, dated as of January 26, 2025 (as it may be amended from time to time, the “Rights Agreement”), by and between the Company and Broadridge Corporate Issuer Solutions, LLC, as rights agent (or any successor rights agent, the “Rights Agent”).

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

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$168,000	$71,000
Supplemental disclosure of non-cash financing activities:
Prepaid insurance funded directly by short-term premium financing borrowing	$168,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $2,259,000 and $569,000 during the six months ended March 31, 2025 and 2024, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $149,000 and $179,000 during the six months ended March 31, 2025 and 2024, respectively.

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

No lots were sold during the six months ended March 31, 2025. During the six months ended March 31, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties and the calculation of our income taxes, all of which are discussed in our 2024 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2025. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, timely repayment of the note receivable from the buyers of our contract drilling segment, and the amount and timing of costs incurred related to the shareholder consent solicitation and ongoing proxy contest. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

Due to the recent shareholder consent solicitation and the ongoing proxy contest costs incurred and estimated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our oil and natural gas operating cash inflows as described above, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including debt financing, non-core oil and natural gas property sales and the partial or complete sale of its remaining interests in the Kukio Resort Land Development Partnerships, however, no probable timing or amounts of such funding have yet been secured. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of recently legislated tariffs on the economy as a whole, which in turn affects oil prices and our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Overview

As disclosed in Note 3 “Discontinued Operations,” on March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources. Water Resources drilled water wells and installed and repaired water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the condensed consolidated financial statements for all periods presented.

Accordingly, Barnwell’s continuing operations is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. (oil and natural gas segment) and 2) leasehold land interests in Hawaii (land investment segment).

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at March 31, 2025 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,100,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $2,700,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

Results of Operations

Summary of Results From Continuing Operations

The net loss from continuing operations attributable to Barnwell for the three months ended March 31, 2025 totaled $1,538,000, a $232,000 increase from a net loss from continuing operations attributable to Barnwell of $1,306,000 for the three months ended March 31, 2024. The following factors affected the results of operations for the three months ended March 31, 2025 as compared to the prior year period:

•General and administrative expenses increased $906,000 due to $978,000 in new fees related to a shareholder consent solicitation and proxy contest in the current year period as compared to the same period in the prior year;

•Equity in income from affiliates decreased $1,071,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $500,000 due to the Kukio Resort Land Development Partnerships' sale of two lots in the prior year period, whereas there were no lots sold in the current year period; and

•A $1,625,000 decrease in the ceiling test impairment which was $1,677,000 in the prior year period compared to a ceiling test impairment of $52,000 in the current year period, and a $589,000 decrease in oil and natural gas depletion in the current year period as compared to the same period in the prior year, partially offset by a decrease in operating results primarily from decreased production.

The net loss from continuing operations attributable to Barnwell for the six months ended March 31, 2025 totaled $3,136,000, a $1,480,000 increase from a net loss from continuing operations attributable to Barnwell of $1,656,000 for the six months ended March 31, 2024. The following factors affected the results of operations for the six months ended March 31, 2025 as compared to the prior year period:

•General and administrative expenses increased $749,000 due to $941,000 in new fees related to a shareholder consent solicitation and proxy contest, partially offset by a reduction in compensation costs in the current year period as compared to the same period in the prior year;

•Equity in income from affiliates decreased $1,071,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $500,000 due to the Kukio Resort Land Development Partnerships' sale of two lots in the prior year period, whereas there was no lots sold in the current year period; and

•A $1,012,000 decrease in the ceiling test impairment which was $1,677,000 in the prior year period compared to a ceiling test impairment of $665,000 in the current year period, and a $1,143,000 decrease in oil and natural gas depletion in the current year period as compared to the same period in the prior year, partially offset by a decrease in operating results primarily from decreased production.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 6% and 4% in the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 6% at March 31, 2025, as compared to September 30, 2024. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2025 was $3,000, a $19,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $22,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2025 was $90,000, a $82,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $8,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and six months ended March 31, 2025 and 2024 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2025	2024	$	%
Natural Gas (Mcf)*	$1.84	$1.91	$(0.07)	(4%)
Oil (Bbls)**	$61.02	$60.62	$0.40	1%
Natural gas liquids (Bbls)**	$32.43	$30.06	$2.37	8%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2025	2024	$	%
Natural Gas (Mcf)*	$1.43	$1.87	$(0.44)	(24%)
Oil (Bbls)**	$63.39	$64.09	$(0.70)	(1%)
Natural gas liquids (Bbls)**	$29.61	$29.60	$0.01	—%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2025	2024	Units	%
Natural Gas (Mcf)*	253,000	334,000	(81,000)	(24%)
Oil (Bbls)**	43,000	50,000	(7,000)	(14%)
Natural gas liquids (Bbls)**	14,000	16,000	(2,000)	(13%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2025	2024	Units	%
Natural Gas (Mcf)*	551,000	713,000	(162,000)	(23%)
Oil (Bbls)**	91,000	108,000	(17,000)	(16%)
Natural gas liquids (Bbls)**	29,000	34,000	(5,000)	(15%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $752,000 operating profit before general and administrative expenses in the three months ended March 31, 2025, an increase in operating results of $1,957,000 as compared to the $1,205,000 operating loss before general and administrative expenses generated during the same period of the prior year primarily due to a decrease of $1,625,000 in the ceiling test impairment and a $589,000 decrease in oil and natural gas depletion in the current year period, partially offset by a decrease in operating results primarily from decreased production.

The oil and natural gas segment generated a $636,000 operating profit before general and administrative expenses in the six months ended March 31, 2025, an increase in operating results of $960,000 as compared to the $324,000 operating loss before general and administrative expenses generated during the same period of the prior year primarily due to a decrease of $1,012,000 in the ceiling test impairment and a $1,143,000 decrease in oil and natural gas depletion in the current year period, partially offset by a decrease in operating results primarily from decreased production.

The following table sets forth Barnwell’s oil and natural gas segment operating (loss) profit before general and administrative expenses by geographic location:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Operating profit (loss) (before general and administrative expenses)
Canada (1)	$653,000	$(1,511,000)	$1,055,000	$(975,000)
United States (2)	99,000	306,000	(419,000)	651,000
Total operating profit (loss)	$752,000	$(1,205,000)	$636,000	$(324,000)
________________________

(1)          The operating loss for Canada for the three and six months ended March 31, 2024 includes a non-cash ceiling test impairment of $1,677,000.
(2)          The operating profit (loss) for the United States for the three and six months ended March 31, 2025 includes a non-cash ceiling test impairment of $52,000 and $665,000, respectively.

Oil and natural gas revenues decreased $601,000 (15%) and $1,834,000 (20%) for the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year, primarily due to decreases in natural gas, oil, and natural gas liquids production in the current year periods as compared to the same periods in the prior year. The decreases in production are primarily the result of natural declines as the wells age.

In July 2024, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2024 to March 31, 2025 to a fixed index price before differentials of $2.64 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 39% of Canadian natural gas gross production per day for the six months ended March 31, 2025.

In February 2025, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from April 1, 2025 to June 30, 2025, is equivalent to approximately 39% of Canadian natural gas gross production per day for the six months ended March 31, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas operating expenses decreased $344,000 (15%) and $639,000 (12%) for the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year, primarily due decreases in production in the current year periods as compared to the same periods in the prior year. Additionally, the decrease in oil and natural gas operating expenses for the six months ended March 31, 2025, was partially offset by an increase in workovers in the current year period, as compared to the same period in the prior year.
Oil and natural gas segment depletion decreased $589,000 (44%) and $1,143,000 (41%) for the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year. The decreases were due to decreases in the depletion rate and due to decreases in production in the current year periods as compared to the same periods in the prior year. The depletion rate decreased as a result of a decrease in the depletable base from significant ceiling test impairments between the prior year periods and the current year periods.

Sale of Interest in Leasehold Land

Kaupulehu Developments was entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$500,000	$—	$500,000
Fees - included in general and administrative expenses	—	(61,000)	—	(61,000)
Sale of interest in leasehold land, net of fees paid	$—	$439,000	$—	$439,000

No lots were sold during the three and six months ended March 31, 2025. During the three and six months ended March 31, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I.

There is an Increment II owned by KD II in which the Company has a 10.8% indirect non-controlling ownership interest. There is no assurance with regards to the amounts of future sales from Increment II or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

General and Administrative Expenses

General and administrative expenses increased $906,000 (72%) for the three months ended March 31, 2025 as compared to the same period in the prior year. The increase was due to $978,000 in new fees for legal services, proxy solicitation, proxy advisory, and public relations costs related to a shareholder consent solicitation and proxy contest in the current year period as compared to the same period in the prior year. The increase was partially offset by decreases in compensation and other costs in the current year period as compared to the same period in the prior year.

General and administrative expenses increased $749,000 (29%) for the six months ended March 31, 2025 as compared to the same period in the prior year. The increase was due to $941,000 in new fees for legal services, proxy solicitation, proxy advisory, and public relations costs related to a shareholder consent solicitation and proxy contest in the current year period as compared to the same period in the prior year. The increase was partially offset by decreases in compensation and other costs in the current year period as compared to the same period in the prior year.

The aforementioned shareholder proxy contest is continuing as of the date of this report and thus related costs will continue to be incurred until the matter is resolved. Accordingly, general and administrative expenses will continue to be affected by this matter beyond March 31, 2025. The Company is unable to estimate the amount of such future costs as the matter is ongoing and such costs will depend upon the future actions to be taken, which are yet to be determined.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $588,000 (44%) and $1,143,000 (41%) for the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year, primarily due to decreases in the depletion rate and decreases in production, as discussed in the “Oil and natural gas” section above.

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

During the three and six months ended March 31, 2025, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $52,000 and $665,000, respectively. During the three and six months ended March 31, 2024, the Company incurred a non-cash ceiling test impairment for our Canadian oil and natural gas properties of $1,677,000.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for April 1 and May 1 of 2025, the oil prices and natural gas prices used in the 12-month historical rolling first-day-of-the-month average oil price for the ceiling test at June 30, 2025 will be lower than at March 31, 2025. Whereas we believe our Canadian full cost pool is below the ceiling limit, our U.S. full cost pool had no ceiling excess at March 31, 2025, and thus a further impairment charge is more likely than not for our U.S full cost pool in the quarter ending June 30, 2025. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of June 2025.

Foreign Currency (Gain) Loss

During the three and six months ended March 31, 2025, there was a $10,000 foreign currency gain and a $341,000 foreign currency loss, respectively, as compared to foreign currency losses of $128,000 and $2,000 during the three and six months ended March 31, 2024, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the U.S. dollar against the Canadian dollar. The foreign currency losses or gains from intercompany balances are included in our condensed consolidated statement of operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Equity in Income of Affiliates

Equity in income of affiliates was nil for the three and six months ended March 31, 2025, as compared to equity in income of affiliates of $1,071,000 for the three and six months ended March 31, 2024. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of the last two lots in Increment I in the prior year period, whereas there were no lots sold in the current year period.

No cash distributions were received during the three and six months ended March 31, 2025. During the three and six months ended March 31, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the six months ended March 31, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $31,000 at March 31, 2025 and $373,000 at September 30, 2024.

Income Taxes

Barnwell’s effective consolidated income tax rate from continuing operations, after adjusting loss from continuing operations before income taxes for non-controlling interests, was (12)% and (6)% for the three and six months ended March 31, 2025, respectively, as compared to (8)% and (11)% for the three and six months ended March 31, 2024, respectively.
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

Net loss attributable to non-controlling interests totaled nil and $2,000 for the three and six months ended March 31, 2025, respectively, as compared to net earnings attributable to non-controlling interests of $222,000 and $224,000 for the same periods in the prior year. The changes of $222,000 (100%) and $226,000 (101%) for the three and six months, respectively, are primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same periods in the prior year.

Net Earnings (Loss) From Discontinued Operations

Net earnings from discontinued operations was $331,000 and $12,000 during the three and six months ended March 31, 2025, respectively, as compared to net loss from discontinued operations of $466,000 and $780,000 during the three and six months ended March 31, 2024, respectively.

On March 14, 2025, the Company completed the sale of Water Resources, which represented the Company’s contract drilling segment. The financial results of the Company’s contract drilling business has been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 “Discontinued Operations” for further discussion and additional disclosures related to discontinued operations.

Liquidity and Capital Resources

    The Company has presented cash flows from discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows separately after the presentation of cash flows from operating, investing, and financing activities of continuing operations. See Note 3 “Discontinued Operations” for further discussion and additional disclosures related to discontinued operations. The focus of this section, “Liquidity and Capital Resources,” is on the cash flows from continuing operations, which affects future liquidity and capital resources as the Company no longer has any significant continuing involvement with the discontinued operations after the sale.

At March 31, 2025, Barnwell had a working capital deficit of $57,000. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be intermittent and not significant to our liquidity.

Cash Flows From Continuing Operations

Cash flows used in continuing operations totaled $854,000 for the six months ended March 31, 2025, as compared to cash flows provided by continuing operations of $3,000,000 for the same period in the prior year. This $3,854,000 decrease in operating cash flows was primarily due to lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year, and a distribution of income from the Kukio Resort Land Development Partnerships in the prior year period as compared to none in the current year period. The change was also due to the effect of changes in current assets and liabilities, which was a decrease in operating cash flows of $423,000 in the current year period as compared to an increase of $333,000 in the prior year period.

Cash flows used in investing activities from continuing operations totaled $2,272,000 during the six months ended March 31, 2025, as compared to cash flows used in investing activities from continuing operations of $1,185,000 during the same period of the prior year. This $1,087,000 change in investing cash flows was due to $1,017,000 more in cash paid for investments in oil and natural gas properties and $163,000 in cash divested from the sale of discontinued operations, net of proceeds, in the current year as compared to the same period in the prior year, partially offset by a $250,000 dividend received from discontinued operations and $282,000 of proceeds from the sale of oil and natural gas properties in Canada in the current year period; there were no such amounts in the same period of the prior year. In addition, there was $439,000 of proceeds received by the land investment segment in the prior year period, as compared to none in the current year period.

Cash flows used in financing activities from continuing operations totaled $15,000 for the six months ended March 31, 2025, as compared to cash flows used in financing activities from continuing operations of $223,000 for the six months ended March 31, 2024. The $208,000 change in financing cash flows was due to a decrease of $223,000 in distributions to non-controlling interests, partially offset by $15,000 in repayments for insurance premium financing in the current year period as compared to none the same period in the prior year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, timely repayment of the note receivable from the buyers of our contract drilling segment, and the amount and timing of costs incurred related to the shareholder consent solicitation and ongoing proxy contest. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

Due to the recent shareholder consent solicitation and the ongoing proxy contest costs incurred and estimated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our oil and natural gas operating cash inflows as described above, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including debt financing, non-core oil and natural gas property sales and the partial or complete sale of its remaining interests in the Kukio Resort Land Development Partnerships, however, no probable timing or amounts of such funding have yet been secured. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of recently legislated tariffs on the economy as a whole, which in turn affects oil prices and our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $68,000 and $382,000 for the three and six months ended March 31, 2025, respectively, as compared to $560,000 and $1,055,000 for the same periods in the prior year.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2025 will range from $500,000 to $1,000,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the six months ended March 31, 2025. The $282,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2025 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of March 31, 2025, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2025 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for the items listed below.

Entity-Wide Risks

Continued actions by an activist shareholder have had, and are expected to continue to have, a significant negative impact on our ability to execute our business strategies and have had, and are expected to continue to have, an adverse affect on our results of operations and financial condition.

In March 2025, Ned L. Sherwood (“Sherwood”) and certain of his affiliates (collectively, the “Sherwood Group”) commenced a consent solicitation of Barnwell’s shareholders for the primary purpose of removing all of the current directors on Barnwell’s Board of Directors and replacing them with individuals proposed by the Sherwood Group. In addition, the Sherwood Group has filed a proxy statement with the Securities and Exchange Commission for the purpose of soliciting proxies from the Company’s shareholders to vote their shares of Barnwell’s common stock at the Company’s 2025 annual meeting of shareholders in favor of a slate of directors proposed by the Sherwood Group.

The Company recommended that shareholders not provide their consent to remove the current Barnwell directors, and, with respect the proxy consent, in March 2025, the Company commenced a lawsuit against the Sherwood Group in the Delaware Chancery Court, seeking, among other remedies, declaratory judgment that the Sherwood Group’s purported advance notice with respect to the nomination of directors at the 2025 annual meeting of shareholders was invalid and injunctive relief to enjoin the Sherwood Group from presenting its slate of nominees at the 2025 annual meeting due to the failure of the Sherwood Group to comply with the advance notice provisions of the Company’s bylaws.

In response to the actions of the Sherwood Group, the Board of Directors appointed an Executive Committee comprised of Messrs. Kinzler, Grossman and Horowitz and this Executive Committee retained the services of various professionals, including attorneys, proxy solicitors, proxy advisors, and public relations and financial advisors. We have incurred substantial legal, public relations and other advisory fees and proxy solicitation expenses, both pre and post our most recent balance sheet date, March 31, 2025, and we currently expect those costs and expenses to continue. In addition, continuing perceived uncertainties as to our future direction, strategy or leadership created as a consequence may result in the loss of potential business opportunities, harm our ability to attract new or retain existing directors and employees, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

The Company faces issues that could impair our ability to continue as a going concern in the future.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, timely repayment of the note receivable from the buyers of our contract drilling segment, and the amount and timing of costs incurred related to the shareholder consent solicitation and ongoing proxy contest. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures may require funding from external debt or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

Due to the recent shareholder consent solicitation and the ongoing proxy contest costs incurred and anticipated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our future operating cash inflows, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

ITEM 5.    OTHER INFORMATION

    During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1*	Stock Purchase Agreement, dated March 14, 2025

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 15, 2025	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Stock Purchase Agreement, dated March 14, 2025

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*       Filed herewith.
**       Furnished herewith.