Form 10-Q
period 2025-06-30
BARNWELL INDUSTRIES INC
filed 2025-08-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or
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

As of August 11, 2025 there were 10,073,534 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,154,000	$4,285,000
Accounts and other receivables, net of allowance for credit losses of: $50,000 at June 30, 2025; $141,000 at September 30, 2024	1,884,000	2,190,000
Note receivable	450,000	—
Other current assets	630,000	873,000
Current assets of discontinued operations	—	1,535,000
Total current assets	4,118,000	8,883,000
Asset for retirement benefits	5,207,000	4,899,000
Operating lease right-of-use assets	172,000	39,000
Other non-current assets	281,000	—
Property and equipment:
Proved oil and natural gas properties (full cost method)	83,849,000	83,557,000
Other property and equipment	506,000	509,000
Total property and equipment	84,355,000	84,066,000
Accumulated depletion, impairment, depreciation, and amortization	(70,376,000)	(67,500,000)
Total property and equipment, net	13,979,000	16,566,000
Non-current assets of discontinued operations	—	282,000
Total assets	$23,757,000	$30,669,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,902,000	$1,785,000
Accrued capital expenditures	137,000	2,407,000
Accrued compensation	296,000	526,000
Accrued operating and other expenses	1,310,000	1,465,000
Current portion of asset retirement obligation	1,319,000	798,000
Other current liabilities	475,000	301,000
Current liabilities of discontinued operations	—	530,000
Total current liabilities	5,439,000	7,812,000
Operating lease liabilities	107,000	7,000
Liability for retirement benefits	1,966,000	1,898,000
Asset retirement obligation	7,613,000	7,790,000
Deferred income tax liabilities	49,000	100,000
Total liabilities	15,174,000	17,607,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 10,221,434 issued at June 30, 2025; 10,195,990 issued at September 30, 2024	5,111,000	5,098,000
Additional paid-in capital	7,824,000	7,690,000
(Accumulated deficit) retained earnings	(4,079,000)	595,000
Accumulated other comprehensive income, net	1,996,000	1,943,000
Treasury stock, at cost: 167,900 shares at June 30, 2025 and September 30, 2024	(2,286,000)	(2,286,000)
Total stockholders’ equity	8,566,000	13,040,000
Non-controlling interests	17,000	22,000
Total equity	8,583,000	13,062,000
Total liabilities and equity	$23,757,000	$30,669,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenues:
Oil and natural gas	$3,153,000	$4,452,000	$10,593,000	$13,726,000
Sale of interest in leasehold land	—	—	—	500,000
Gas processing and other	39,000	54,000	102,000	120,000
	3,192,000	4,506,000	10,695,000	14,346,000
Costs and expenses:
Oil and natural gas operating	2,082,000	2,234,000	6,564,000	7,355,000
General and administrative	1,868,000	1,303,000	5,193,000	3,879,000
Depletion, depreciation, and amortization	844,000	1,294,000	2,502,000	4,095,000
Impairment of assets	200,000	599,000	865,000	2,276,000
Foreign currency (gain) loss	(219,000)	61,000	122,000	63,000
Interest expense	4,000	—	5,000	—
	4,779,000	5,491,000	15,251,000	17,668,000
Loss from continuing operations before equity in income of affiliates and income taxes	(1,587,000)	(985,000)	(4,556,000)	(3,322,000)
Equity in income of affiliates	—	—	—	1,071,000
Loss from continuing operations before income taxes	(1,587,000)	(985,000)	(4,556,000)	(2,251,000)
Income tax (benefit) provision	(34,000)	21,000	135,000	187,000
Net loss from continuing operations	(1,553,000)	(1,006,000)	(4,691,000)	(2,438,000)
Net (loss) earnings from discontinued operations	—	(228,000)	12,000	(1,008,000)
Net loss	(1,553,000)	(1,234,000)	(4,679,000)	(3,446,000)
Less: Net (loss) earnings attributable to non-controlling interests	(3,000)	12,000	(5,000)	236,000
Net loss attributable to Barnwell Industries, Inc.	$(1,550,000)	$(1,246,000)	$(4,674,000)	$(3,682,000)
Basic and diluted loss per common share attributable to Barnwell Industries, Inc. stockholders:
Net loss from continuing operations attributable to Barnwell Industries, Inc.	$(0.15)	$(0.10)	$(0.47)	$(0.27)
Net loss from discontinued operations	—	(0.02)	—	(0.10)
Net loss attributable to Barnwell Industries, Inc.	$(0.15)	$(0.12)	$(0.47)	$(0.37)
Weighted-average number of common shares outstanding:
Basic and diluted	10,053,534	10,028,090	10,051,390	10,014,609

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net loss	$(1,553,000)	$(1,234,000)	$(4,679,000)	$(3,446,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(37,000)	12,000	53,000	20,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	(21,000)	—	(64,000)
Total other comprehensive (loss) income	(37,000)	(9,000)	53,000	(44,000)
Total comprehensive loss	(1,590,000)	(1,243,000)	(4,626,000)	(3,490,000)
Less: Comprehensive loss (income) attributable to non-controlling interests	3,000	(12,000)	5,000	(236,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,587,000)	$(1,255,000)	$(4,621,000)	$(3,726,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2025 and 2024
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2024	10,028,090	$5,098,000	$7,779,000	$3,724,000	$2,069,000	$(2,286,000)	$14,000	$16,398,000
Net (loss) earnings	—	—	—	(1,246,000)	—	—	12,000	(1,234,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	12,000	—	—	12,000
Distributions to non-controlling interests	—	—	—	—	—	—	(3,000)	(3,000)
Acquisition of non-controlling interest	—	—	(186,000)	—	—	—	1,000	(185,000)
Share-based compensation	—	—	42,000	—	—	—	—	42,000
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(21,000)	—	—	(21,000)
Balance at June 30, 2024	10,028,090	$5,098,000	$7,635,000	$2,478,000	$2,060,000	$(2,286,000)	$24,000	$15,009,000

Balance at March 31, 2025	10,053,534	$5,111,000	$7,806,000	$(2,529,000)	$2,033,000	$(2,286,000)	$20,000	$10,155,000
Net loss	—	—	—	(1,550,000)	—	—	(3,000)	(1,553,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(37,000)	—	—	(37,000)
Share-based compensation	—	—	18,000	—	—	—	—	18,000
Balance at June 30, 2025	10,053,534	$5,111,000	$7,824,000	$(4,079,000)	$1,996,000	$(2,286,000)	$17,000	$8,583,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2025 and 2024
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
Net (loss) earnings	—	—	—	(3,682,000)	—	—	236,000	(3,446,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	20,000	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(226,000)	(226,000)
Acquisition of non-controlling interest	—	—	(186,000)	—	—	—	1,000	(185,000)
Share-based compensation	—	—	153,000	—	—	—	—	153,000
Issuance of common stock for restricted stock units vested	37,312	19,000	(19,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(64,000)	—	—	(64,000)
Balance at June 30, 2024	10,028,090	$5,098,000	$7,635,000	$2,478,000	$2,060,000	$(2,286,000)	$24,000	$15,009,000

Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
Net loss	—	—	—	(4,674,000)	—	—	(5,000)	(4,679,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	53,000	—	—	53,000
Share-based compensation	—	—	147,000	—	—	—	—	147,000
Issuance of common stock for restricted stock units vested	25,444	13,000	(13,000)	—	—	—	—	—
Balance at June 30, 2025	10,053,534	$5,111,000	$7,824,000	$(4,079,000)	$1,996,000	$(2,286,000)	$17,000	$8,583,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities of continuing operations:
Net loss	$(4,679,000)	$(3,446,000)
Net earnings (loss) from discontinued operations	12,000	(1,008,000)
Net loss from continuing operations	(4,691,000)	(2,438,000)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depletion, depreciation, and amortization	2,502,000	4,095,000
Impairment of assets	865,000	2,276,000
Sale of interest in leasehold land, net of fees paid	—	(439,000)
Distributions of income from equity investees	—	1,071,000
Equity in income of affiliates	—	(1,071,000)
Retirement benefits income	(236,000)	(259,000)
Non-cash rent income	(1,000)	(20,000)
Accretion of asset retirement obligation	597,000	667,000
Deferred income tax (benefit) expense	(51,000)	47,000
Asset retirement obligation payments	(356,000)	(556,000)
Share-based compensation expense	147,000	153,000
Retirement plan contributions and payments	(3,000)	(3,000)
Credit loss (reversal) expense	(8,000)	53,000
Foreign currency loss	122,000	63,000
(Decrease) increase from changes in current assets and liabilities	(50,000)	710,000
Net cash (used in) provided by operating activities from continuing operations	(1,163,000)	4,349,000
Cash flows from investing activities of continuing operations:
Acquisition of non-controlling interest	—	(185,000)
Proceeds from sale of interest in leasehold land, net of fees paid	—	439,000
Proceeds from the sale of oil and natural gas assets	282,000	451,000
Capital expenditures - oil and natural gas	(2,954,000)	(2,434,000)
Dividend received from discontinued operations	250,000	—
Cash divested from the sale of discontinued operations, net of proceeds	(163,000)	—
Payments received on note receivable related to the sale of discontinued operations	350,000	—
Net cash used in investing activities from continuing operations	(2,235,000)	(1,729,000)
Cash flows from financing activities of continuing operations:
Repayments for insurance premium financing	(60,000)	—
Distributions to non-controlling interests	—	(226,000)
Net cash used in financing activities from continuing operations	(60,000)	(226,000)
Cash flows from discontinued operations:
Net cash used in operating activities	(95,000)	(811,000)
Net cash provided by (used in) investing activities	538,000	(2,000)
Net cash used in financing activities	(250,000)	—
Net cash provided by (used in) discontinued operations	193,000	(813,000)
Effect of exchange rate changes on cash and cash equivalents	(86,000)	(18,000)
Net (decrease) increase in cash and cash equivalents	(3,351,000)	1,563,000
Cash and cash equivalents at beginning of period	4,505,000	2,830,000
Less: Cash and cash equivalents of discontinued operations at end of period	—	(44,000)
Cash and cash equivalents of continuing operations at end of period	$1,154,000	$4,349,000
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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2024 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 (our “2024 Annual Report”). The Condensed Consolidated Balance Sheet as of September 30, 2024 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2025, results of operations, comprehensive loss, and equity for the three and nine months ended June 30, 2025 and 2024, and cash flows for the nine months ended June 30, 2025 and 2024, have been made. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Discontinued Operations

On March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”). Water Resources drilled water wells and installed and repaired water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the condensed consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. See Note 3 “Discontinued Operations” for further discussion and additional disclosures related to discontinued operations. Unless otherwise noted, the discussions in the Notes to Condensed Consolidated Financial Statements refers to the Company’s continuing operations.

Insurance Recoveries

The Company maintains directors and officers liability insurance coverage. Receipts from insurance claim reimbursements under the liability coverage, up to the amount of costs recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related costs incurred. Any insurance receivable for recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.

2.    GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed. A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company such as costs incurred related to the shareholder consent solicitation and proxy contest.

Due to the recent shareholder consent solicitation and the proxy contest costs incurred and estimated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our oil and natural gas operating cash inflows as described above, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including debt financing, the issuance of stock, and the partial or complete sale of its remaining interests in the Kukio Resort Land Development Partnerships, however, no probable timing or amounts of such funding have yet been secured. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of recently imposed tariffs on the economy as a whole, which in turn affects oil prices and our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. While the sale of our U.S. oil and natural gas properties on August 8, 2025 will help to provide cash for the near term, the amount is not estimated to be sufficient to overcome the substantial doubt for one year from the date of this filing in the absence of other sources of funding, none of which are probable at the date of this filing. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.    DISCONTINUED OPERATIONS

On March 14, 2025, the Company entered into a Stock Purchase Agreement with three unrelated individuals (collectively, the “Buyer”) whereby the Buyer acquired all of the shares of capital stock of Water Resources (the “Shares”) owned by the Company (the “Purchase Agreement”). The sale and purchase of the Shares closed (the “Closing”) simultaneously with the execution and delivery of the Purchase Agreement by each of the parties thereto on March 14, 2025. The aggregate purchase price for the Shares was $1,050,000, which was paid at Closing by the Buyer as follows: an initial aggregate cash payment of $250,000 and the delivery of a non-interest bearing promissory note with a principal amount of $800,000 (the “Promissory Note”). The principal payments on the Promissory Note were to be paid in installments on the following schedule: $200,000 on May 15, 2025; and $150,000 on June 16, 2025, July 15, 2025, August 15, 2025, and September 15, 2025. The Promissory Note is secured by certain specified assets of Water Resources and personal guarantees of the purchasers. As of June 30, 2025, the balance of the Promissory Note was $450,000.

In August 2025, the Promissory Note was amended to change the due date of the $150,000 installments due on August 15, 2025 and September 15, 2025 to the following schedule: $100,000 on December 15, 2025; $50,000 on February 15, 2026; and $150,000 on March 15, 2026 and to increase the annual interest rate on the Promissory Note from zero to 12% beginning August 15, 2025 and to 18% beginning December 15, 2025.

Water Resources drilled water wells and installed and repaired water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the condensed consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. The Company recorded a loss of $193,000 on the sale of Water Resources, which was included in the results from discontinued operations for the nine months ended June 30, 2025. There was no impact from the sale of Water Resources on the provision for income taxes.

The following table presents the financial results from discontinued operations presented in the Condensed Consolidated Statements of Operations.

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenues:
Contract drilling	$—	$1,021,000	$1,156,000	$3,084,000
Other	—	—	—	26,000
	—	1,021,000	1,156,000	3,110,000
Costs and expenses:
Contract drilling operating	—	1,092,000	1,239,000	3,648,000
General and administrative	—	129,000	209,000	338,000
Depreciation and amortization	—	28,000	40,000	130,000
Interest expense	—	—	1,000	2,000
Gain on sale of assets (1)	—	—	(538,000)	—
	—	1,249,000	951,000	4,118,000
(Loss) earnings from discontinued operations before income taxes	—	(228,000)	205,000	(1,008,000)
Loss on sale of discontinued operations	—	—	(193,000)	—
Income tax provision	—	—	—	—
Net (loss) earnings from discontinued operations	$—	$(228,000)	$12,000	$(1,008,000)
________________________

(1)          In February 2025, the Company completed the sale of a contract drilling segment drilling rig and related ancillary equipment to an independent third party for proceeds of $538,000, net of related costs. The drilling rig and related ancillary equipment were fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $538,000 gain during the nine months ended June 30, 2025 which was recorded in discontinued operations.

The following table presents the carrying amounts of the assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,000
Accounts and other receivables, net of allowance for credit losses of: $0 at June 30, 2025; $234,000 at September 30, 2024	—	580,000
Assets held for sale	—	69,000
Other current assets	—	666,000
Total current assets of discontinued operations	$—	$1,535,000

Non-current assets:
Property and equipment:
Drilling rigs and other property and equipment	$—	$3,170,000
Accumulated depreciation, impairment, and amortization	—	(2,888,000)
Total non-current assets of discontinued operations	$—	$282,000

LIABILITIES
Current liabilities:
Accounts payable	$—	$37,000
Accrued compensation	—	124,000
Accrued operating and other expenses	—	369,000
Total current liabilities of discontinued operations	$—	$530,000

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

Options to purchase 465,000 shares of common stock and 214,270 restricted stock units were excluded from the computation of diluted shares for the three months ended June 30, 2025, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 106,006 restricted stock units were excluded from the computation of diluted shares for the three months ended June 30, 2024, as their inclusion would have been anti-dilutive.

Options to purchase 465,000 shares of common stock and 229,740 restricted stock units were excluded from the computation of diluted shares for the nine months ended June 30, 2025, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 86,190 restricted stock units were excluded from the computation of diluted shares for the nine months ended June 30, 2024, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following table:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(1,553,000)	$(1,006,000)	$(4,691,000)	$(2,438,000)
Less: Net (loss) earnings attributable to non-controlling interests of continuing operations	(3,000)	12,000	(5,000)	236,000
Net loss from continuing operations attributable to Barnwell Industries, Inc.	(1,550,000)	(1,018,000)	(4,686,000)	(2,674,000)
Net (loss) earnings from discontinued operations	—	(228,000)	12,000	(1,008,000)
Net loss attributable to Barnwell Industries, Inc.	$(1,550,000)	$(1,246,000)	$(4,674,000)	$(3,682,000)

Denominator:
Basic weighted-average number of common shares outstanding	10,053,534	10,028,090	10,051,390	10,014,609
Effect of dilutive securities - common stock options and restricted stock units	—	—	—	—
Diluted weighted-average number of common shares outstanding	10,053,534	10,028,090	10,051,390	10,014,609

Basic and diluted loss per common share:
Net loss per common share from continuing operations attributable to Barnwell Industries, Inc. stockholders	$(0.15)	$(0.10)	$(0.47)	$(0.27)
Net loss per common share from discontinued operations	—	(0.02)	—	(0.10)
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.15)	$(0.12)	$(0.47)	$(0.37)

5.                           ACCOUNTS AND OTHER RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Insurance Recovery Receivable

In the quarter ended June 30, 2025, the Company filed an insurance claim for $348,000 with our insurance carrier for the reimbursement of certain legal fees incurred that are covered under our directors and officers’ liability insurance policies. Accordingly, the Company determined that an insurance recovery from our insurance carrier was probable and reasonably estimable and therefore recorded an estimated accrued insurance recovery receivable of $348,000 as of June 30, 2025. The insurance recovery receivable is included in "Accounts and other receivables, net of allowance for credit losses," in the accompanying Condensed Consolidated Balance Sheet and the related legal expense recovery was recorded in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations.

The estimated accrued insurance recovery receivable amount is management's best estimate of the probable recoverable amount under the insurance policies. While the insurer has confirmed that certain costs incurred by the Company are eligible for claim under the Company's insurance policies, the amount ultimately recoverable through insurance is dependent upon the insurer's completion of their review of eligible legal costs incurred and the recoverable amount may differ from management's estimate.

Allowance for Credit Losses

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Nine months ended June 30,
	2025	2024
Allowance for credit losses at beginning of period	$141,000	$50,000
(Reversal of) provision for expected credit losses	(8,000)	53,000
Write-offs charged against the allowance	(77,000)	(7,000)
Recoveries of amounts previously written off	—	16,000
Foreign currency translation adjustment	(6,000)	(2,000)
Allowance for credit losses at end of period	$50,000	$110,000

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

The Kukio Resort Land Development Partnerships derive income from the sale of residential parcels in Increment I, which is now completely sold, as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships. The last two single-family lots of the 80 lots developed within Increment I were sold in the quarter ended March 31, 2024.

Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three months ended June 30, 2025 and 2024. No cash distributions were received during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships.

Equity in income of affiliates was nil for the three and nine months ended June 30, 2025, as compared to equity in income of affiliates of nil and $1,071,000 for the three and nine months ended June 30, 2024, respectively.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2025	2024
Revenue	$169,000	$518,000
Gross (loss) profit	$(46,000)	$129,000
Net loss	$(538,000)	$(338,000)

	Nine months ended June 30,
	2025	2024
Revenue	$5,761,000	$12,557,000
Gross profit	$2,612,000	$8,275,000
Net earnings	$1,013,000	$6,674,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the nine months ended June 30, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $149,000 at June 30, 2025 and $373,000 at September 30, 2024.

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

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$—	$500,000
Fees - included in general and administrative expenses	—	—	—	(61,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$—	$439,000

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

7.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATIONS

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the nine months ended June 30, 2025. The $282,000 of proceeds from the sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2025 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

During the three and nine months ended June 30, 2025, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $200,000 and $865,000, respectively.

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

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for July 1 and August 1 of 2025, the oil prices used in the 12-month historical rolling first-day-of-the-month average for the ceiling test at September 30, 2025 are likely to be lower than at June 30, 2025. As such, we may incur a further impairment charge in the quarter ending September 30, 2025. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of September 2025.

Asset Retirement Obligations

In 2021 the Company entered into an agreement with Canada’s Orphan Well Association (“OWA”), where the Company was required to pay abandonment and reclamation costs for certain properties in advance through two cash deposits, one for abandonment and one for reclamation. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $239,000 and $527,000 at June 30, 2025 and September 30, 2024, respectively, and is included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets. The non-current portion of the unused deposit of $227,000 along with $54,000 of non-current receivables at June 30, 2025, is included in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheet at June 30, 2025.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended June 30,
	2025	2024	2025	2024
Interest cost	$98,000	$103,000	$24,000	$24,000
Expected return on plan assets	(200,000)	(192,000)	—	—
Amortization of net actuarial gain	—	—	—	(21,000)
Net periodic benefit (income) cost	$(102,000)	$(89,000)	$24,000	$3,000

	Pension Plan		SERP
	Nine months ended June 30,
	2025	2024	2025	2024
Interest cost	$293,000	$308,000	$71,000	$72,000
Expected return on plan assets	(600,000)	(575,000)	—	—
Amortization of net actuarial gain	—	—	—	(64,000)
Net periodic benefit (income) cost	$(307,000)	$(267,000)	$71,000	$8,000

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

A portion of the Pension Plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. At June 30, 2025 and September 30, 2024, the Pension Plan held 520,350 and 413,148 shares, respectively, of Barnwell common stock (see Note 18 for additional details).

9.    INCOME TAXES

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
United States	$(1,402,000)	$(666,000)	$(4,075,000)	$(37,000)
Canada	(182,000)	(331,000)	(476,000)	(2,450,000)
	$(1,584,000)	$(997,000)	$(4,551,000)	$(2,487,000)

The components of the income tax (benefit) provision from continuing operations are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Current	$(17,000)	$25,000	$186,000	$140,000
Deferred	(17,000)	(4,000)	(51,000)	47,000
	$(34,000)	$21,000	$135,000	$187,000

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

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including a permanent extension of 100% bonus depreciation for certain capital expenditures. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation is not reflected in the Company’s unaudited condensed consolidated financial statements for the periods ended June 30, 2025. The Company is currently evaluating the full impact of this new legislation on its consolidated financial statements.

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

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenues:
Oil and natural gas	$3,153,000	$4,452,000	$10,593,000	$13,726,000
Land investment	—	—	—	500,000
Other	25,000	33,000	58,000	66,000
Total before interest income	3,178,000	4,485,000	10,651,000	14,292,000
Interest income	14,000	21,000	44,000	54,000
Total revenues	$3,192,000	$4,506,000	$10,695,000	$14,346,000
Depletion, depreciation, and amortization:
Oil and natural gas	$844,000	$1,293,000	$2,501,000	$4,093,000
Other	—	1,000	1,000	2,000
Total depletion, depreciation, and amortization	$844,000	$1,294,000	$2,502,000	$4,095,000
Impairment:
Oil and natural gas	$200,000	$599,000	$865,000	$2,276,000
Total impairment	$200,000	$599,000	$865,000	$2,276,000
Operating profit (before general and administrative expenses):
Oil and natural gas	$27,000	$326,000	$663,000	$2,000
Land investment	—	—	—	500,000
Other	25,000	32,000	57,000	64,000
Total operating profit	52,000	358,000	720,000	566,000
Equity in income of affiliates:
Land investment	—	—	—	1,071,000
General and administrative expenses	(1,868,000)	(1,303,000)	(5,193,000)	(3,879,000)
Foreign currency gain (loss)	219,000	(61,000)	(122,000)	(63,000)
Interest expense	(4,000)	—	(5,000)	—
Interest income	14,000	21,000	44,000	54,000
Loss from continuing operations before income taxes	$(1,587,000)	$(985,000)	$(4,556,000)	$(2,251,000)

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition based upon continuing operations for the three and nine months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$2,360,000	$—	$—	$2,360,000
Natural gas	430,000	—	—	430,000
Natural gas liquids	363,000	—	—	363,000
Other	—	—	25,000	25,000
Total revenues before interest income	$3,153,000	$—	$25,000	$3,178,000
Geographical regions:
United States	$347,000	$—	$—	$347,000
Canada	2,806,000	—	25,000	2,831,000
Total revenues before interest income	$3,153,000	$—	$25,000	$3,178,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,153,000	$—	$25,000	$3,178,000

	Three months ended June 30, 2024
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$3,597,000	$—	$—	$3,597,000
Natural gas	378,000	—	—	378,000
Natural gas liquids	477,000	—	—	477,000
Other	—	—	33,000	33,000
Total revenues before interest income	$4,452,000	$—	$33,000	$4,485,000
Geographical regions:
United States	$534,000	$—	$1,000	$535,000
Canada	3,918,000	—	32,000	3,950,000
Total revenues before interest income	$4,452,000	$—	$33,000	$4,485,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,452,000	$—	$33,000	$4,485,000

	Nine months ended June 30, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$8,104,000	$—	$—	$8,104,000
Natural gas	1,267,000	—	—	1,267,000
Natural gas liquids	1,222,000	—	—	1,222,000
Other	—	—	58,000	58,000
Total revenues before interest income	$10,593,000	$—	$58,000	$10,651,000
Geographical regions:
United States	$1,078,000	$—	$—	$1,078,000
Canada	9,515,000	—	58,000	9,573,000
Total revenues before interest income	$10,593,000	$—	$58,000	$10,651,000
Timing of revenue recognition:
Goods transferred at a point in time	$10,593,000	$—	$58,000	$10,651,000

	Nine months ended June 30, 2024
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$10,474,000	$—	$—	$10,474,000
Natural gas	1,768,000	—	—	1,768,000
Natural gas liquids	1,484,000	—	—	1,484,000
Contingent residual payments	—	500,000	—	500,000
Other	—	—	66,000	66,000
Total revenues before interest income	$13,726,000	$500,000	$66,000	$14,292,000
Geographical regions:
United States	$1,962,000	$500,000	$1,000	$2,463,000
Canada	11,764,000	—	65,000	11,829,000
Total revenues before interest income	$13,726,000	$500,000	$66,000	$14,292,000
Timing of revenue recognition:
Goods transferred at a point in time	$13,726,000	$500,000	$66,000	$14,292,000

Contract Balances

    The following table provides the balances of our receivables from contracts with customers which is included in "Accounts and other receivables, net of allowance for credit losses," in the accompanying Condensed Consolidated Balance Sheets.

	June 30, 2025	September 30, 2024	September 30, 2023
Accounts receivables from contracts with customers	$1,128,000	$1,472,000	$2,344,000

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Foreign currency translation:
Beginning accumulated foreign currency translation	$310,000	$228,000	$220,000	$220,000
Change in cumulative translation adjustment before reclassifications	(37,000)	12,000	53,000	20,000
Income taxes	—	—	—	—
Net current period other comprehensive (loss) income	(37,000)	12,000	53,000	20,000
Ending accumulated foreign currency translation	273,000	240,000	273,000	240,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,723,000	1,841,000	1,723,000	1,884,000
Amortization of net actuarial gain	—	(21,000)	—	(64,000)
Income taxes	—	—	—	—
Net current period other comprehensive loss	—	(21,000)	—	(64,000)
Ending accumulated retirement plans benefit income	1,723,000	1,820,000	1,723,000	1,820,000
Accumulated other comprehensive income, net of taxes	$1,996,000	$2,060,000	$1,996,000	$2,060,000

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

14.                                   DEBT

Insurance Premium Financing

In March 2025, the Company entered into a short-term financing agreement with a third-party to finance the Company’s directors and officers insurance premium in the amount of $183,000, with a term of 11 months and an annual interest rate of 9.4%. The Company made a down payment of $15,000 and is required to make monthly principal and interest payments of $16,000 over the term of the agreement, which matures in February 2026. As of June 30, 2025, the insurance premium financing liability was $109,000 and is included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2024 through June 30, 2025:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2024	110,892	$2.63
Granted	171,820	1.82
Vested (1)	(20,000)	2.63
Forfeited	(78,356)	2.13
Nonvested at June 30, 2025	184,356	$2.09
________________________

(1)          The underlying common stock for these vested restricted stock units were not yet issued as of June 30, 2025; in July 2025, the Company issued 20,000 shares of common stock for these vested restricted stock units.

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three and nine months ended June 30, 2025, the Company recognized share-based compensation expense related to restricted stock units of $18,000 and $147,000, respectively. During the three and nine months ended June 30, 2024, the Company recognized share-based compensation expense related to restricted stock units of $42,000 and $103,000, respectively. As of June 30, 2025, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $199,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.

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

16.    CONTINGENCIES

Legal and Regulatory Matters

Barnwell is routinely involved in disputes with third parties that occasionally require litigation. In addition, Barnwell is required to maintain compliance with all current governmental controls and regulations in the ordinary course of business. Barnwell’s management is not aware of any claims or litigation involving Barnwell that are likely to have a material adverse effect on its results of operations, financial position or liquidity, other than the shareholder contest actions discussed elsewhere in this filing.

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$148,000	$71,000
Supplemental disclosure of non-cash financing activities:
Prepaid insurance funded directly by short-term premium financing borrowing	$168,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $2,187,000 and $628,000 during the nine months ended June 30, 2025 and 2024, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $164,000 and $367,000 during the nine months ended June 30, 2025 and 2024, respectively.

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

No lots were sold during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I.

Barnwell Pension Plan

During the three months ended June 30, 2025, the Pension Plan purchased 48,664 shares of Barnwell common stock which resulted in the Pension Plan owning more than 5% of the Company's common shares outstanding as of June 30, 2025. On July 3, 2025, the Barnwell Industries, Inc. Employees’ Pension Plan Trust filed a Schedule 13D with the Securities and Exchange Commission, reporting beneficial ownership of 520,350 shares of Barnwell common stock representing more than 5% of the Company’s common shares outstanding. All the shares purchased by the Pension Plan were made on the open market through a brokerage account.

19.                           SUBSEQUENT EVENTS

Oil and Natural Gas Property Dispositions

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interests in its U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. The Company accounts for its oil and natural gas properties under the full cost method, and thus the carrying value of its U.S. oil and natural gas properties at June 30, 2025 was based on ceiling test parameters mandated by the U.S. Securities and Exchange Commission including a discount rate of 10% and using the 12-month historical rolling average first-day-of-the-month prices, which results in a value that is not necessarily reflective of fair value. The Company estimates it will incur a loss on sale of approximately $700,000 after related income taxes in the quarter ending September 30, 2025. Barnwell will no longer own any oil and natural gas assets in the U.S. as a result of this sale.

Promissory Note Amendment

In August 2025, the Promissory Note received as partial consideration for the sale of Water Resources (see Note 3) was amended to change the due date of the $150,000 installments due on August 15, 2025 and September 15, 2025 to the following schedule: $100,000 on December 15, 2025; $50,000 on February 15, 2026; and $150,000 on March 15, 2026 and to increase the annual interest rate on the Promissory Note from zero to 12% beginning August 15, 2025 and to 18% beginning December 15, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2024 Annual Report and Barnwell’s Quarterly Reports on Form 10-Q for the quarters ending March 31, 2025, and December 31, 2024. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties and the calculation of our income taxes, all of which are discussed in our 2024 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2025. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed.

A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company such as costs incurred related to the shareholder consent solicitation and proxy contest.

Due to the recent shareholder consent solicitation and the proxy contest costs incurred and estimated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our oil and natural gas operating cash inflows as described above, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including debt financing, the issuance of stock, and the partial or complete sale of its remaining interests in the Kukio Resort Land Development Partnerships, however, no probable timing or amounts of such funding have yet been secured. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of recently imposed tariffs on the economy as a whole, which in turn affects oil prices and our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. While the sale of our U.S. oil and natural gas properties on August 8, 2025 will help to provide cash for the near term, the amount is not estimated to be sufficient to overcome the substantial doubt for one year from the date of this filing in the absence of other sources of funding, none of which are probable at the date of this filing. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Overview

As disclosed in Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements (unaudited) included in this report, on March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources. Water Resources drilled water wells and installed and repaired water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the condensed consolidated financial statements for all periods presented.

Accordingly, Barnwell’s continuing operations is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. (oil and natural gas segment) and 2) leasehold land interests in Hawaii (land investment segment).

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties in Canada where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiaries, Barnwell was, until August 8, 2025, involved in several non-operated oil and natural gas investments in Oklahoma and Texas.

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at June 30, 2025 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,000,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $2,600,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

Results of Operations

Summary of Results From Continuing Operations

The net loss from continuing operations attributable to Barnwell for the three months ended June 30, 2025 totaled $1,550,000, a $532,000 increase from a net loss from continuing operations attributable to Barnwell of $1,018,000 for the three months ended June 30, 2024. The following factors affected the results of operations for the three months ended June 30, 2025 as compared to the prior year period:

•General and administrative expenses increased $565,000 due to $657,000 in new fees and costs incurred, net of $348,000 of estimated accrued insurance recoveries receivable, related to a shareholder consent solicitation, various legal actions between Ned L. Sherwood (“Sherwood”) and certain of his affiliates (collectively, the “Sherwood Group”) and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year;

•A $299,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $1,299,000 decrease in oil and natural gas revenues in the current year period as compared to the same period in the prior year, partially offset by a $399,000 decrease in the ceiling test impairment which was $599,000 in the prior year period compared to a ceiling test impairment of $200,000 in the current year period, and a $449,000 decrease in oil and natural gas depletion in the current year period as compared to the same period in the prior year. The decrease in depletion was due to a decrease in the depletion rate largely due to ceiling test impairments incurred in the prior year period; and

•A $280,000 increase in positive impacts due to a $219,000 foreign currency gain recorded in the current period as compared to a $61,000 loss recorded in the prior year period due to the effects of foreign currency exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar.

The net loss from continuing operations attributable to Barnwell for the nine months ended June 30, 2025 totaled $4,686,000, a $2,012,000 increase from a net loss from continuing operations attributable to Barnwell of $2,674,000 for the nine months ended June 30, 2024. The following factors affected the results of operations for the nine months ended June 30, 2025 as compared to the prior year period:

•General and administrative expenses increased $1,314,000 due to $1,599,000 in new fees and costs incurred, net of $348,000 of estimated accrued insurance recoveries, related to a shareholder consent solicitation, various legal actions between the Sherwood Group and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year;

•Equity in income from affiliates decreased $1,071,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $500,000 due to the

Kukio Resort Land Development Partnerships' sale of two lots in the prior year period, whereas there was no lots sold in the current year period; and

•A $1,411,000 decrease in the ceiling test impairment which was $2,276,000 in the prior year period compared to a ceiling test impairment of $865,000 in the current year period, and a $1,592,000 decrease in oil and natural gas depletion in the current year period as compared to the same period in the prior year partially offset by a decrease in oil and natural gas segment revenues due primarily to decreases in oil and natural gas prices and production.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% and 3% in the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at June 30, 2025, as compared to September 30, 2024. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2025 was $37,000, a $49,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $12,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2025 was $53,000, a $33,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $20,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and nine months ended June 30, 2025 and 2024 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2025	2024	$	%
Natural Gas (Mcf)*	$1.39	$1.00	$0.39	39%
Oil (Bbls)**	$55.78	$70.64	$(14.86)	(21%)
Natural gas liquids (Bbls)**	$25.93	$29.81	$(3.88)	(13%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2025	2024	$	%
Natural Gas (Mcf)*	$1.42	$1.58	$(0.16)	(10%)
Oil (Bbls)**	$60.99	$66.16	$(5.17)	(8%)
Natural gas liquids (Bbls)**	$28.44	$29.67	$(1.23)	(4%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2025	2024	Units	%
Natural Gas (Mcf)*	290,000	348,000	(58,000)	(17%)
Oil (Bbls)**	42,000	50,000	(8,000)	(16%)
Natural gas liquids (Bbls)**	14,000	16,000	(2,000)	(13%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2025	2024	Units	%
Natural Gas (Mcf)*	841,000	1,061,000	(220,000)	(21%)
Oil (Bbls)**	133,000	158,000	(25,000)	(16%)
Natural gas liquids (Bbls)**	43,000	50,000	(7,000)	(14%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $27,000 operating profit before general and administrative expenses in the three months ended June 30, 2025, a decrease in operating results of $299,000 as compared to the $326,000 operating profit before general and administrative expenses generated during the same period of the prior year due to a decrease in operating results primarily from decreased revenues, partially offset by a decrease of $399,000 in the ceiling test impairment and a $449,000 decrease in oil and natural gas depletion in the current year period.

The oil and natural gas segment generated a $663,000 operating profit before general and administrative expenses in the nine months ended June 30, 2025, an increase in operating results of $661,000 as compared to the $2,000 operating profit before general and administrative expenses generated during the same period of the prior year primarily due to a decrease of $1,411,000 in the ceiling test impairment and a $1,592,000 decrease in oil and natural gas depletion in the current year period, partially offset by a decrease in operating results primarily from decreased revenues.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Operating profit (loss) (before general and administrative expenses)
Canada (1)	$108,000	$292,000	$1,163,000	$(683,000)
United States (2)	(81,000)	34,000	(500,000)	685,000
Total operating profit	$27,000	$326,000	$663,000	$2,000
________________________

(1)          The operating profit (loss) for Canada for the three and nine months ended June 30, 2024 includes non-cash ceiling test impairments of $487,000 and $2,164,000, respectively.
(2)          The operating loss for the United States for the three and nine months ended June 30, 2025 includes non-cash ceiling test impairments of $200,000 and $865,000, respectively. The operating profit for the United States for the three and nine months ended June 30, 2024 includes a non-cash ceiling test impairment of $112,000.

Oil and natural gas revenues decreased $1,299,000 (29%) and $3,133,000 (23%) for the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to decreases in natural gas, oil, and natural gas liquids production in the current year periods as compared to the same periods in the prior year. The decreases in production are primarily the result of natural declines in production from wells in the Company's Twining area as the wells age, and to a lesser extent due to properties sold in the prior year. Revenues also decreased due to a decrease in oil prices.

In February 2025, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 39% of Canadian natural gas gross production per day for the nine months ended June 30, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In June 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 100 gross barrels per day of the Canadian oil that it will sell during the period from July 1, 2025 to September 30, 2025 to a fixed index price before differentials of $70.71 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from July 1, 2025 to September 30, 2025, is equivalent to approximately 18% of Canadian oil gross production per day for the nine months ended June 30, 2025. Additionally, the Company also amended the sales price on 100 gross barrels per day of the Canadian oil that it will sell during the period from July 1, 2025 to December 31, 2025 to a fixed index price before differentials of $70.35 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from July 1, 2025 to December 31, 2025, is equivalent to approximately 18% of Canadian oil gross production per day for the nine months ended June 30, 2025. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas operating expenses decreased $152,000 (7%) and $791,000 (11%) for the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to decreases in production in the current year periods, partially offset by an increase in workovers in the current year periods, as compared to the same periods in the prior year.
Oil and natural gas segment depletion decreased $449,000 (35%) and $1,592,000 (39%) for the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The decreases were due to decreases in the depletion rate and due to decreases in production in the current year periods as compared to the same periods in the prior year. The depletion rate decreased as a result of a decrease in the depletable base from significant ceiling test impairments between the prior year periods and the current year periods.

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interest in U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. Barnwell will no longer own any oil and natural gas assets in the U.S. as a result of this sale. Operating revenues from these U.S. oil and natural gas properties represented 10% of the total oil and natural gas segment operating revenues for the nine months ended June 30, 2025.

Sale of Interest in Leasehold Land

Kaupulehu Developments was entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$—	$500,000
Fees - included in general and administrative expenses	—	—	—	(61,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$—	$439,000

No lots were sold during the three months ended June 30, 2025 and 2024. No lots were sold during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I.

There is an Increment II owned by KD II in which the Company has a 10.8% indirect non-controlling ownership interest. There is no assurance with regards to the amounts of future sales from Increment II or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

General and Administrative Expenses

General and administrative expenses increased $565,000 (43%) for the three months ended June 30, 2025 as compared to the same period in the prior year. The increase was due to $657,000 in new fees and costs incurred, net of $348,000 of estimated accrued insurance recoveries receivable, for legal services, proxy solicitation, proxy advisory, and public relations costs related to a shareholder consent solicitation, various legal actions between the Sherwood Group and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year. The increase was partially offset by decreases in compensation and other costs in the current year period as compared to the same period in the prior year.

General and administrative expenses increased $1,314,000 (34%) for the nine months ended June 30, 2025 as compared to the same period in the prior year. The increase was due to $1,599,000 in new fees and costs incurred, net of $348,000 of estimated accrued insurance recoveries receivable, for legal services, proxy solicitation, proxy advisory, and public relations costs related to a shareholder consent solicitation, various legal actions between the Sherwood Group and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year. The increase was partially offset by decreases in compensation and other costs in the current year period as compared to the same period in the prior year.

While the aforementioned shareholder proxy contest is not continuing as of the date of this report, the Company's annual stockholders meeting has been rescheduled to September 10, 2025 as a result of the Sherwood Group’s repeated refusals to attend the annual meeting despite having solicited proxies in connection with the 2025 Annual Meeting, thus causing the annual meeting to be adjourned numerous times and ultimately rescheduled due to a lack of a quorum. Therefore, related costs will continue to be incurred until the matter is resolved. Accordingly, general and administrative expenses will continue to be affected by this matter beyond June 30, 2025. The Company is unable to estimate the amount of such future costs as the matter is ongoing and such costs will depend upon the future actions to be taken, which are yet to be determined. In addition, the amount of estimated accrued insurance recoveries receivable is management's best estimate of the probable recoverable amount under the insurance policies. While the insurer has confirmed that certain costs incurred by the Company are eligible for claim under the Company's insurance policies, the amount ultimately recoverable through insurance is dependent upon the insurer's completion of their review of eligible legal costs incurred and the recoverable amount may differ from management's estimate.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $450,000 (35%) and $1,593,000 (39%) for the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to decreases in the depletion rate and decreases in production, as discussed in the “Oil and natural gas” section above.

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

During the three and nine months ended June 30, 2025, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $200,000 and $865,000, respectively.

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

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for July 1 and August 1 of 2025, the oil prices used in the 12-month historical rolling first-day-of-the-month average for the ceiling test at September 30, 2025 are likely to be lower than at June 30, 2025. As such, we may incur a further impairment charge in the quarter ending September 30, 2025. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of September 2025.

Foreign Currency (Gain) Loss

During the three and nine months ended June 30, 2025, there was a $219,000 foreign currency gain and a $122,000 foreign currency loss, respectively, as compared to foreign currency losses of $61,000 and $63,000 during the three and nine months ended June 30, 2024, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the U.S. dollar against the Canadian dollar. The foreign currency losses or gains from intercompany balances are included in our Condensed Consolidated Statements of Operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Equity in Income of Affiliates

Equity in income of affiliates was nil for the three and nine months ended June 30, 2025, as compared to equity in income of affiliates of nil and $1,071,000 for the three and nine months ended June 30, 2024, respectively. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of the last two lots in Increment I in the prior year period, whereas there were no lots sold in the current year period.

No cash distributions were received during the three months ended June 30, 2025 and 2024. No cash distributions were received during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of

$953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the nine months ended June 30, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $149,000 at June 30, 2025 and $373,000 at September 30, 2024.

Income Taxes

Barnwell’s effective consolidated income tax rate from continuing operations, after adjusting loss from continuing operations before income taxes for non-controlling interests, was 2% and (3)% for the three and nine months ended June 30, 2025, respectively, as compared to (2)% and (8)% for the three and nine months ended June 30, 2024, respectively.
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

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including a permanent extension of 100% bonus depreciation for certain capital expenditures. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation is not reflected in the Company’s unaudited condensed consolidated financial statements for the periods ended June 30, 2025. The Company is currently evaluating the full impact of this new legislation on its consolidated financial statements.

Net (Loss) Earnings Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net loss attributable to non-controlling interests totaled $3,000 and $5,000 for the three and nine months ended June 30, 2025, respectively, as compared to net earnings attributable to non-controlling interests of $12,000 and $236,000 for the same periods in the prior year. The changes of $15,000 (125%) and $241,000 (102%) for the three and nine months, respectively, are primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same periods in the prior year.

Net (Loss) Earnings From Discontinued Operations

Net earnings from discontinued operations was nil and $12,000 during the three and nine months ended June 30, 2025, respectively, as compared to net loss from discontinued operations of $228,000 and $1,008,000 during the three and nine months ended June 30, 2024, respectively.

On March 14, 2025, the Company completed the sale of Water Resources, which represented the Company’s contract drilling segment. The financial results of the Company’s contract drilling business has been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements (unaudited) included in this report for further discussion and additional disclosures related to discontinued operations.

Liquidity and Capital Resources

    The Company has presented cash flows from discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows separately after the presentation of cash flows from operating, investing, and financing activities of continuing operations. See Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements (unaudited) included in this report for further discussion and additional disclosures related to discontinued operations. The focus of this section, “Liquidity and Capital Resources,” is on the cash flows from continuing operations, which affects future liquidity and capital resources as the Company no longer has any significant continuing involvement with the discontinued operations after the sale.

At June 30, 2025, Barnwell had a working capital deficit of $1,321,000. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be intermittent and not significant to our liquidity.

Included in the working capital deficit at June 30, 2025 mentioned above are incurred but unpaid legal and other professional service costs related to the shareholder contest amounting to $918,000, or $570,000 net of $348,000 of estimated accrued insurance recoveries receivable. Future cash inflows will need to be utilized to pay down these incurred but unpaid costs.

Cash Flows From Continuing Operations

Cash flows used in continuing operations totaled $1,163,000 for the nine months ended June 30, 2025, as compared to cash flows provided by continuing operations of $4,349,000 for the same period in the prior year. This $5,512,000 decrease in operating cash flows was primarily due to lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year, higher general and administrative expenses in the current year period due to the shareholder contests, and a distribution of income from the Kukio Resort Land Development Partnerships in the prior year period as compared to none in the current year period. The change was also due to the effect of changes in current assets and liabilities, which was a decrease in operating cash flows of $50,000 in the current year period as compared to an increase of $710,000 in the prior year period.

Cash flows used in investing activities from continuing operations totaled $2,235,000 during the nine months ended June 30, 2025, as compared to cash flows used in investing activities from continuing operations of $1,729,000 during the same period of the prior year. This $506,000 change in investing cash flows was due to $520,000 more in cash paid for investments in oil and natural gas properties and $163,000 in cash divested from the sale of discontinued operations, net of proceeds, in the current year as compared to the same period in the prior year, partially offset by a $250,000 dividend received from discontinued operations and $350,000 of payments received on the note receivable related to the sale of discontinued operations in the current year period; there were no such amounts in the same period of the prior year. In addition, there was $439,000 of proceeds received by the land investment segment in the prior year period, as compared to none in the current year period.

Cash flows used in financing activities from continuing operations totaled $60,000 for the nine months ended June 30, 2025, as compared to cash flows used in financing activities from continuing operations of $226,000 for the nine months ended June 30, 2024. The $166,000 change in financing cash flows was due to a decrease of $226,000 in distributions to non-controlling interests, partially offset by $60,000 in repayments for insurance premium financing in the current year period as compared to none the same period in the prior year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed. A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company such as costs incurred related to the shareholder consent solicitation and proxy contest.

Due to the recent shareholder consent solicitation and the proxy contest costs incurred and estimated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our oil and natural gas operating cash inflows as described above, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including debt financing, the issuance of stock, and the partial or complete sale of its remaining interests in the Kukio Resort Land Development Partnerships, however, no probable timing or amounts of such funding have yet been secured. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of recently imposed tariffs on the economy as a whole, which in turn affects oil prices and our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. While the sale of our U.S. oil and natural gas properties on August 8, 2025 will help to provide cash for the near term, the amount is not estimated to be sufficient to overcome the substantial doubt for one year from the date of this filing in the absence of other sources of funding, none of which are probable at the date of this filing. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $385,000 and $767,000 for the three and nine months ended June 30, 2025, respectively, as compared to $751,000 and $1,806,000 for the same periods in the prior year.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2025 will range from $800,000 to $1,000,000. This estimated amount may increase or decrease as dictated by cash flows and management's assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the nine months ended June 30, 2025. The $282,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2025 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interest in U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. Barnwell will no longer own any oil and natural gas assets in the U.S. as a result of this sale.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2025, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2025 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    On March 26, 2025, the Company commenced a lawsuit against Ned L. Sherwood (“Sherwood”) and certain of his affiliates (collectively, the “Sherwood Group”) in the Delaware Chancery Court, seeking, among other remedies, declaratory judgment that the Sherwood Group’s purported notice to nominate certain individuals for election to the Company’s board of directors at the 2025 Annual Meeting of stockholders was invalid and injunctive relief to enjoin the Sherwood Group from presenting its slate of nominees at the 2025 Annual Meeting due to the failure of the Sherwood Group to comply with the advance notice provisions of the Company’s Bylaws.

On April 21, 2025, the Sherwood Group filed an answer to the Company’s complaint, counterclaims against the Company and a third-party complaint against Alexander Kinzler, Kenneth Grossman and Joshua Horowitz in the Delaware Chancery Court, seeking, amongst other things, dismissal of all claims brought by the Company against the Sherwood Group, declaratory judgment that the Company’s directors breached their fiduciary duties, and injunctive relief to enjoin the Company from (i) applying the Company’s Bylaws to prevent the Sherwood Group from nominating its slate of nominees set forth in the defective Sherwood nomination notice for election at the 2025 Annual Meeting and (ii) filing or distributing further proxy solicitation materials for the 2025 Annual Meeting until the Delaware Chancery Court issued a ruling determining whether the Sherwood Group complied with the advance notice provisions of the Company’s Bylaws.

After a trial, on May 21, 2025, the Delaware Chancery Court ruled in favor of the Company and the Board of Directors, and held that the defective Sherwood nomination notice was invalid and the Board properly applied the Bylaws in response to the defective Sherwood nomination notice and found that Mr. Kinzler, Mr. Grossman and Mr. Horowitz did not breach their fiduciary duties. The Sherwood Group chose not to appeal the Court’s decision. Accordingly, the Board will not permit the Sherwood nominees to be presented for election at the 2025 Annual Meeting, and the Company will not recognize or tabulate any proxies or votes in favor of the Sherwood nominees at the 2025 Annual Meeting.

ITEM 1A.    RISK FACTORS

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 and Barnwell’s Quarterly Reports on Form 10-Q for the quarters ending March 31, 2025, and December 31, 2024. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for those included in Barnwell’s Quarterly Reports on Form 10-Q for the quarters ending March 31, 2025, and December 31, 2024, and the items listed below.

Entity-Wide Risks

Continued actions by an activist shareholder have had, and are expected to continue to have, a significant negative impact on our ability to execute our business strategies and have had, and are expected to continue to have, an adverse affect on our results of operations and financial condition.

In response to various actions of the Sherwood Group, the Board of Directors appointed an Executive Committee comprised of Messrs. Kinzler, Grossman and Horowitz and this Executive Committee retained the services of various professionals, including attorneys, proxy solicitors, proxy advisors, and public relations and financial advisors. We have incurred substantial legal, public relations and other advisory fees and proxy solicitation expenses and we currently expect those costs and expenses to continue. In addition, continuing perceived uncertainties as to our future direction, strategy or leadership created as a consequence may result in the loss of potential business opportunities, harm our ability to attract new or retain existing directors and employees, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

The Company faces issues that could impair our ability to continue as a going concern in the future.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed. A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company such as costs incurred related to the shareholder consent solicitation and proxy contest.

Due to the recent shareholder consent solicitation and the proxy contest costs incurred and anticipated to be incurred and the impacts of recently imposed tariffs which have caused a reduction in oil prices and have had an impact on the U.S. economy as a whole, we now face a greater uncertainty about our future operating cash inflows, which in turn limits our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 3, 2025, the Barnwell Industries, Inc. Employees’ Pension Plan Trust filed a Schedule 13D with the Securities and Exchange Commission, reporting beneficial ownership of 520,350 shares of Barnwell common stock representing more than 5% of the Company’s common shares outstanding.

The following table provides information regarding purchases of Barnwell common stock by the Pension Plan during the three months ended June 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1 - April 30, 2025	23,201	$1.50	—	—
May 1 - May 31, 2025	6,790	$1.31	—	—
June 1 - June 30, 2025	18,673	$1.24	—	—
Total	48,664
___________________________________

(1)         Represents shares of common stock purchased by the Barnwell Pension Plan, an affiliated purchaser, and the transactions were all made in the open market.
(2)         The Company does not have a publicly announced plan or program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced plan or program.

ITEM 5.    OTHER INFORMATION

    During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1*#	Purchase and Sale Agreement, dated August 8, 2025

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Certain confidential information has been omitted from a portion of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 13, 2025	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*#	Purchase and Sale Agreement, dated August 8, 2025

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Certain confidential information has been omitted from a portion of this exhibit.