Form 10-K
period 2025-09-30
BARNWELL INDUSTRIES INC
filed 2025-12-23
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,290,000.
As of December 8, 2025 there were 12,538,064 shares of common stock outstanding.
Documents Incorporated by Reference
None.

GLOSSARY OF TERMS

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars.

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
AER	-	Alberta Energy Regulator
ARO	-	Asset retirement obligation
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 6 Mcf per Bbl of oil or NGL
Consolidated Balance Sheets	-	The consolidated balance sheets of Barnwell Industries, Inc. and its subsidiaries.
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-	Total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well. In the context of production volumes, gross represents amounts before deduction of the royalty share due others.
InSite	-	InSite Petroleum Consultants Ltd.
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC
KD II	-	KD Acquisition II, LP, formerly known as WB KD Acquisition, II, LLC
KD Development		KD Development, LLC
KDK	-	KD Kaupulehu, LLLP, which consists of KD I and KD II
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort Land Development Partnerships	-	The following partnerships in which Barnwell owns non-controlling interest: KD Kukio Resorts, LLLP (“KD Kukio Resorts”) KD Maniniowali, LLLP (“KD Maniniowali”) KD Kaupulehu, LLLP (“KDK”)
LCA	-	Licensee Capability Assessment
LGX	-	LGX Oil & Gas Ltd.
MBbls	-	thousands of barrels of oil
Mcf	-	one thousand cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 6 Mcf
MMcf	-	one million cubic feet of natural gas
Net	-	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.
NGL(s)	-	natural gas liquid(s)
Octavian Oil	-	Octavian Oil, Ltd.
OWA		Orphan Well Association
SEC	-	United States Securities and Exchange Commission
U.S.	-	United States
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.
WIP		Working Interest Partners

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

PART I

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2025 represented Barnwell’s 69th year of operations. Barnwell operates in the following two principal business segments:

•Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and in the U.S.

•Land Investment Segment  -  Barnwell owns land interests in the State of Hawaii.

Discontinued Operations

On March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”). Water Resources drills water wells and installs and repairs water pumping systems in the State of Hawaii and represented Barnwell's contract drilling segment. As a result of the sale, the Company has classified the related assets, liabilities and the results of its contract drilling business as discontinued operations in the consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. Unless otherwise noted, the discussions throughout Part I of this Form 10-K pertains only to Barnwell’s continuing operations. For information on discontinued operations, refer to Note 3 “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this report.

Oil and Natural Gas Segment

Overview

Barnwell acquires and develops crude oil and natural gas assets in the province of Alberta, Canada via two corporate entities, Barnwell of Canada, Limited and Octavian Oil Limited. Barnwell of Canada is a U.S. incorporated company that has been active in Canada for over 50 years, primarily as a non-operator participating in exploration projects operated by others. Octavian Oil is a Canadian company incorporated in 2016 to achieve growth through the acquisition and development of crude oil reserves in the field of Twining, Alberta. Additionally, through its wholly-owned subsidiaries BOK Drilling, LLC (“BOK”), established in February 2021, and Barnwell Texas, LLC (“Barnwell Texas”), established in November 2022, Barnwell was, until August 8, 2025, involved in oil and natural gas investments in Oklahoma and Texas, respectively.

Strategy

The Twining field, in Alberta, Canada represents 86% of Barnwell’s fiscal 2025 production. These assets were acquired in August 2018 and subsequently expanded through smaller acquisitions of various partner interests. These assets are partially operated by the Company and partially operated by Pine Cliff Energy Ltd. The majority of Barnwell's operated oil wells have annual decline rates below 15%, which supports lower capital investment requirements to maintain production levels. This lower capital requirement to maintain production, in addition to the land being largely continued with no expiries, allows Barnwell to drill opportunistically when commodity prices are favorable.

Since entering the Twining area, Barnwell has participated in drilling 12 gross (5.6 net) horizontal development wells using multi-stage sand fracturing. Of these, 3 wells are 100%-owned and operated and 9 (2.6 net) are non-operated. These wells have all either been profitable or are forecasted to be profitable, and Barnwell intends to continue development of the pool with more horizontal wells as commodity prices permit.

Barnwell also holds minor legacy assets throughout Alberta, Canada representing 3% of Barnwell’s fiscal 2025 production. These non-operated oil and natural gas assets produce shallow gas or conventional oil from a varying interest in a variety of pools and have been accumulated over decades. In fiscal 2024 and 2025, Barnwell has divested many of these properties to reduce operational risk and increase strategic focus in the Twining area. Barnwell remains active in evaluating market opportunities to further divest remaining legacy assets along with acquisition opportunities to expand our production and development portfolio.

The Company had non-operated working interests in seven wells in Oklahoma ranging from 1.2% to 4.2%, along with a 0.07% overriding royalty interest in one well. Our interests in Oklahoma produced 4% of Barnwell’s fiscal 2025 production. Our interests in Oklahoma were sold on August 8, 2025.

The Company had a 15.4% non-operated working interest in two wells in the Permian Basin in Texas. Our interests in Texas produced 7% of Barnwell’s fiscal 2025 production. Our interests in Texas were sold on August 8, 2025.

Operations

Our oil and natural gas segment revenues, profitability, and future growth potential are closely tied to commodity prices and the Company’s ability to fund reserves development through cashflow or external financing. In recent years, the industry has experienced volatile oil and natural gas prices, and when these prices are in low cycle they negatively impact our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas investments have been tight recently, but as capital becomes more available we may seek to raise additional capital when market conditions are favorable and aligned with our growth strategy.

Barnwell's oil and natural gas unit sales are based on production from operated and non-operated properties. In Canada, oil prices received are influenced by differentials to West Texas Intermediate (“WTI”). Historically, these differentials resulted in significant discounts due to limited export capacity and transportation bottlenecks. In 2025, improved pipeline egress contributed to more favorable realized pricing for Barnwell's Canadian oil production. Oil prices received from our Texas and Oklahoma properties were generally in line with WTI pricing.

Natural gas prices continues to show seasonal strength during the winter months, driven by increased heating demand. In Canada, gas prices are based on AECO hub benchmark prices, which typically trade at a discount to U.S. Henry Hub pricing due to regional supply dynamics and infrastructure constraints.

While our Oklahoma and Texas interests were sold in the fourth quarter of 2025, in Oklahoma, the pricing of our natural gas reflected prices close to Henry Hub pricing. In Texas, our natural gas was sold at the Waha Hub, where prices were significantly discounted to Henry Hub pricing due to limited gas egress from the Permian Basin and excess supply in the area.

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite Petroleum Consultants Ltd. (“InSite”), in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite, which is filed with this Form 10-K as Exhibit 99.1.

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

Barnwell has a Reserves Committee consisting of three directors, two of which are independent directors and the third is Barnwell's Chief Executive Officer. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation reports prepared by the independent petroleum reserve engineering firms and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

The President and Chief Operating Officer of Barnwell of Canada and Octavian Oil, who also serves as the President and Chief Executive Officer of Barnwell effective April 1, 2024, is a professional engineer with over 25 years of relevant experience in the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

At September 30, 2025, Barnwell’s reserves were approximately 66% operated and consisted of 47% conventional oil, 12% conventional natural gas liquids, and 41% natural gas. At September 30, 2024, Barnwell’s reserves were approximately 52% operated and consisted of 41% conventional oil, 15% conventional natural gas liquids, and 44% natural gas.

The amounts set forth in the following table, based on our independent reserve engineers’ evaluation of our reserves, summarize our estimated proved reserves of oil, natural gas liquids, and natural gas as of September 30, 2025 for all properties located in Canada in which Barnwell has an interest. All of our oil and natural gas reserves are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2024.

	As of September 30, 2025
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil (Bbls)	643,000	—	643,000
Natural gas liquids (Bbls)	165,000	—	165,000
Natural gas (Mcf)	3,429,000	—	3,429,000
Total (Boe)	1,380,000	—	1,380,000

During fiscal 2025, Barnwell’s total net proved reserves of oil and natural gas liquids decreased by 339,000 Bbls (35%) and 198,000 Bbls (55%), respectively, and total net proved reserves of natural gas decreased by 3,026,000 Mcf (47%), for a combined decrease of 1,043,000 Boe (43%). The decrease in proved reserves were due to the sale of U.S. oil and natural gas interests which was completed on August 8, 2025 and amounted to 425,000 Boe. The remaining decrease in reserves were a result of production and the removal of a proved undeveloped well which was represented as 239,000 Boe in the prior year’s balance due to a significant portion of the Company's capital resources being devoted to a proxy contest and consent election.

The following tables set forth Barnwell’s oil and natural gas net reserves at September 30, 2025, by location and property name, based on information prepared by InSite, as well as net production and net revenues by location and property name for the year ended September 30, 2025. The reserve data in these tables are based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates using a historical average price of the first day pricing of the last 12-months ending with September 2025.

	As of September 30, 2025
	Net Proved Producing Reserves			Net Proved Reserves
Property Name	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)
Canada:
Twining	631	163	3,326	641	165	3,376
Thornbury	—	—	23	—	—	51
Other properties	1	—	1	2	—	2
Total	632	163	3,350	643	165	3,429

	For the year ended September 30, 2025
	Net Production			Net Revenues
Property Name	Oil (MBbls)	NGL (MBbls)	Gas (MMcf)	Oil	NGL	Gas
Canada:
Twining	159	40	911	$9,610,000	$1,216,000	$1,218,000
Medicine River	3	3	9	194,000	74,000	16,000
Thornbury	—	—	35	—	—	37,000
Other properties	2	—	11	19,000	—	8,000
United States:
Oklahoma	3	5	55	149,000	152,000	157,000
Texas	7	8	84	504,000	146,000	63,000
Total	174	56	1,105	$10,476,000	$1,588,000	$1,499,000

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

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves located in Canada and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2025. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses.

Year ending September 30,
2026	$4,457,000
2027	2,675,000
2028	1,739,000
Thereafter	(10,243,000)
Undiscounted future net cash flows, after income taxes	$(1,372,000)

Standardized measure of discounted future net cash flows	$6,670,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $1.09 per Mcf and an oil price of $60.92 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs into the Company’s reserve reports in accordance with best practice recommendations.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2025, 2024 and 2023 was derived in Alberta, Canada and in the U.S. states of Oklahoma and Texas. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2025	2024	2023
Annual net production:
Natural gas (Mcf)	1,105,000	1,344,000	1,263,000
Oil (Bbls)	174,000	203,000	204,000
Natural gas liquids (Bbls)	56,000	64,000	52,000
Total (Boe)	414,000	491,000	467,000
Total (Mcfe)	2,484,000	2,946,000	2,799,000
Annual average sales price per unit of production:
Mcf of natural gas*	$1.27	$1.41	$2.64
Bbl of oil**	$60.49	$66.49	$69.77
Bbl of natural gas liquids**	$28.38	$29.38	$32.24
Annual average production cost per Boe produced***	$21.45	$19.82	$22.10
Annual average production cost per Mcfe produced***	$3.58	$3.30	$3.68
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

Capital Expenditures and Acquisitions

Barnwell invested $939,000 in oil and natural gas properties during fiscal 2025, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell's capital expenditures were primarily related to equipment, facility upgrades and well workovers.

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

Well Drilling Activities

The Company did not drill or participate in the drilling of wells during the year ended September 30, 2025.

In fiscal 2024, the Company drilled one gross (1.0 net) operated development oil well in the Twining area which started producing in mid-September 2024. Capital expenditures incurred by the Company for this well totaled approximately $3,183,000. The Company did not drill or participate in the drilling of wells in Texas or in Oklahoma during the year ended September 30, 2024.

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

Producing Wells

As of September 30, 2025, Barnwell has interests in 109 gross (62.9 net) producing wells in Alberta, Canada, of which 76 gross (58.2 net) were oil wells and 33 gross (4.7 net) were natural gas wells.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases in the province of Alberta, Canada which Barnwell held as of September 30, 2025.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Alberta, Canada	117,244	29,149	22,506	7,741	139,750	36,890
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Eighty-one percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2025. Nineteen percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and may expire over the next five fiscal years, if not developed, as follows: 9% expire during fiscal 2026; 6% expire during fiscal 2027; 4% expire during fiscal 2028; and no expirations during fiscal 2029 and fiscal 2030. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes a significant concentration in the Twining area (3,707 net acres). The remaining undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices.

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

In February 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 38% of Canadian natural gas gross production per day for the year ended September 30, 2025. Additionally, in September 2025, the Company amended the sales price on 1,583 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2025 to March 31, 2026 to a fixed index price before differentials of $3.03 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from November 1, 2025 to March 31, 2026, is equivalent to approximately 58% of Canadian natural gas gross production per day for the year ended September 30, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In June 2025, the Company amended the sales price on 100 gross barrels per day of the Canadian oil that it will sell during the period from July 1, 2025 to December 31, 2025 to a fixed index price before differentials of $70.35 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price was equivalent to approximately 19% of Canadian oil gross production per day for the year ended September 30, 2025. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Subsequent to fiscal 2025, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from April 1, 2026 to October 31, 2026 to a fixed index price before differentials of $2.94 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from April 1, 2026 to October 31, 2026, is equivalent to approximately 38% of Canadian natural gas gross production per day for the year ended September 30, 2025.

In fiscal 2025 and 2024, Barnwell took most of its Canadian oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers.

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

In fiscal 2025, 72% of total Canadian royalties were related to Alberta government charges and 28% of royalties were related to freehold, overriding royalties and other charges.

In fiscal 2025, the weighted-average royalty rate paid on all of Barnwell’s Canadian natural gas was 4%, and the weighted-average royalty rate paid on oil was 16%.

Under Canadian oil and gas law and regulations, in order for the Company to retain the right to acquire, transfer, or drill well licenses, Barnwell must maintain a favorable Licensee Capability Assessment (“LCA”) with the Alberta Energy Regulator (“AER”). The LCA is intended to be a comprehensive assessment of corporate health and considers a wide variety of factors and establishes guidelines for the industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered by the AER are combined into six groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency, and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers.” Barnwell’s assessment under the LCA Program is currently favorable with Tier 1 or Tier 2 overall rankings in the six factor groups. Barnwell believes it can continue to manage its operations to maintain a favorable ranking.

A program has also been implemented by the AER which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with AER targets which are adjusted by the AER on an annual basis. The target for calendar 2026 is 6.5% of an individual company’s inactive liability. This amount for Barnwell is approximately $237,000. Barnwell believes the targets assessed by the AER are within estimated forecasts for Barnwell’s future ARO spending and therefore the Company expects to be in compliance with AER spending targets under their mandatory spend requirements.

In instances where Barnwell is a non-operating partner of a company which has become insolvent, Barnwell and any remaining partners are responsible for administering site closure. This is achieved in one of two ways. First, either Barnwell or the other partners proceed with closure, and then make a claim for the costs attributed to the insolvent entity from the Orphan Well Association (“OWA”) after the abandonment work has been certified complete by the AER. Alternatively, Barnwell may pay a deposit to the OWA for its net share of the estimated closure costs, plus contingency as determined by the OWA. This allows the OWA to proceed with closure work on behalf of all partners. As of September 2025, Barnwell had provided $975,000 in cash deposits to the OWA, and $462,000 of the deposit has been spent on closure activities as at September 30, 2025. If the amount of deposit proves larger than that required by the OWA to complete the estimated work, Barnwell will receive a refund on the excess after sites are certified by the AER. These deposits do not earn interest. Asset retirement obligations of Barnwell’s net share of sites operated by all partners are included in “Asset retirement obligation”, current and long-term, in the Consolidated Balance Sheets.

Over the past nine years, the Company has worked to reduce its abandonment and reclamation obligations associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Twenty-five Barnwell-operated sites have been certified as fully reclaimed or exempt since 2016.

Competition

Barnwell competes in the sale of oil and natural gas mainly on the ability to deliver products. The oil and natural gas industry is intensely competitive in all phases, including the acquisition and development of new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There also is competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial, technical and other resources.

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

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights for Increment II for $2,000,000 of which $70,000 was received. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The closing of this transaction is entirely dependent on the purchaser and therefore may not happen.

Subsequent to fiscal 2025, pursuant to a unit purchase agreement KDK, of which Barnwell holds a 19.6% interest, agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

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

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner, Replay, for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated. As stated above, Increment II is not yet under development and it is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increment II.

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

Employees

At December 1, 2025, Barnwell employed 18 individuals; 16 on a full time basis and 2 on a part-time basis.

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

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed. A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company.

Continued actions by an activist shareholder have had, and may continue to have, a significant negative impact on our ability to execute our business strategies and have had, and may continue to have, an adverse affect on our results of operations and financial condition.

In response to various actions of Mr. Ned L. Sherwood and certain affiliated shareholders (collectively, the “Sherwood Group”), the Board of Directors appointed an Executive Committee comprised of Messrs. Kinzler, Grossman and Horowitz and this Executive Committee retained the services of various professionals, including attorneys, proxy solicitors, proxy advisors, and public relations and financial advisors. We have incurred substantial legal, public relations and other advisory fees and proxy solicitation expenses, and we currently expect those costs and expenses may continue. In addition, continuing perceived uncertainties as to our future direction, strategy or leadership created as a consequence may result in the loss of potential business opportunities, harm our ability to attract new or retain existing directors and employees, disrupt relationships with the Company, and the market price of our common stock could also experience periods of increased volatility as a result.

Stockholders may be diluted significantly through our efforts to obtain financing, satisfy obligations through the issuance of securities or use our stock as consideration in certain transactions.

Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American stock exchange and applicable law, to issue all shares of our common stock or other debt or equity instruments to purchase such shares of our common stock. In addition, we may raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. A related effect of such issuances may enhance existing large stockholders’ influence on the Company, including that of Alexander Kinzler, our General Counsel and Secretary.

A small number of stockholders, including our General Counsel and Secretary, own a significant amount of our common stock and may have influence over the Company.

As of September 30, 2025, our General Counsel and Secretary and two other stockholders hold approximately 48% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company.

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

Currently, Barnwell’s pension plan is overfunded, meaning that the current fair value of the assets held by the pension plan exceeds the estimated current accumulated benefit obligation of the pension plan. The overfunded amount is included on our balance sheet as an asset titled “Asset for retirement benefits.” As of September 30, 2025, the value of that asset was $5,928,000, which represented 28% of the Company’s total assets of $20,812,000 and 85% of our stockholders’ equity. A decline in the value of our pension plan’s investments overall, or of any one investment, could reduce the value of “Asset for retirement benefits.”

A portion of the pension plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. As of September 30, 2025, the value of the Barnwell common stock held by the pension plan was $866,000, representing approximately 6% of the fair market value of the pension plan’s assets. A decline in the price of our common stock would also have the effect of reducing the value of our “Asset for retirement benefits,” total assets and our stockholders’ equity.

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

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator’s (“AER”) Licensee Life-Cycle Management Program via a Licensee Capability Assessment (“LCA”). Under this program the AER assesses the corporate health of the Company and considers a wider variety of factors than those considered under the previous program. The LCA establishes clear expectations for industry with regards to the management of liabilities throughout the entire lifecycle of oil and gas projects. Factors considered are grouped into six factor groups, these being current financial distress, liability magnitude, resources lifespan, operations compliance, closure efficiency and administrative compliance. These factors are compared to peer operators and ranked into three “Tiers”. Under the AER, an inventory reduction program has also been implemented which requires mandatory annual minimum expenditures towards outstanding decommissioning and reclamation obligations in accordance with AER targets which are adjusted by the AER on an annual basis. The target for 2026 is 6.5% of an individual company’s inactive liability. These targets became effective January 1, 2022.

The AER may require purchasers of AER licensed oil and natural gas assets to be within Tiers 1 or 2 overall rankings in the six factors group. This requirement for well transfers hinders our ability to generate capital by selling oil and natural gas assets as there are less qualified buyers.

The AER may require the Company to provide a security deposit if assessed at Tier 3. Diverting funds to the AER in the future would result in the diversion of cash on hand and operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LCA program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-

compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the U.S., such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta is controlled by the government of that province. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 91% in fiscal 2025.

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

There is currently significant uncertainty about the future relationship between the United States and Canada, including potential changes with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Because all our oil and natural gas production is in Canada, changes in tariffs, trade barriers, and other regulatory requirements could have an adverse effect on our business, prospects, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

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

Our IT Steering Committee, comprised of our Chief Executive Officer, our Chief Financial Officer, and our General Counsel, oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes oversight over our third-party IT consultants, monitoring systems and employee engagement. Our senior management team is responsible for reporting any identified cybersecurity risks to the Audit Committee of our Board of Directors.

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

Subsequent to fiscal 2025, Barnwell made the decision to relocate its corporate headquarters to co-head offices in Houston, Texas and Calgary, Alberta. The closure of the Hawaii office is scheduled to occur in early calendar year 2026. This decision reflects the Company’s ongoing efforts to streamline operations and reduce general and administrative expenses.

ITEM 3.                                     LEGAL PROCEEDINGS

On March 26, 2025, the Company commenced a lawsuit against the Sherwood Group in the Delaware Chancery Court, seeking, among other remedies, declaratory judgment that the Sherwood Group’s purported notice to nominate certain individuals for election to the Company’s board of directors at the 2025 Annual Meeting of stockholders was invalid and injunctive relief to enjoin the Sherwood Group from presenting its slate of nominees at the 2025 Annual Meeting due to the failure of the Sherwood Group to comply with the advance notice provisions of the Company’s Bylaws.

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

After a trial, on May 21, 2025, the Delaware Chancery Court ruled in favor of the Company and the Board of Directors, and held that the defective Sherwood nomination notice was invalid and the Board properly applied the Bylaws in response to the defective Sherwood nomination notice and found that Mr. Kinzler, Mr. Grossman and Mr. Horowitz did not breach their fiduciary duties. The Sherwood Group chose not to appeal the Court’s decision. Accordingly, the Board did not permit the Sherwood nominees to be presented for election at the 2025 Annual Meeting, which was held in September 2025.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2023	$2.78	$2.06	December 31, 2024	$2.40	$1.31
March 31, 2024	$2.53	$2.15	March 31, 2025	$2.17	$1.27
June 30, 2024	$3.20	$2.30	June 30, 2025	$2.28	$1.13
September 30, 2024	$2.53	$2.12	September 30, 2025	$1.37	$1.08

Holders

As of December 8, 2025, there were 12,538,064 shares of common stock, par value $0.50, outstanding. As of December 8, 2025, there were approximately 99 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during fiscal years 2025 or 2024. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, and the level of our oil and natural gas capital expenditures and any other investments.

Stock Performance Graph and Cumulative Total Return

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Securities Authorized for Issuance Under Equity Compensation Plans

See information included in Part III, Item 12, under the caption “Equity Compensation Plan Information.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the quarter ended June 30, 2025, the Barnwell Industries, Inc. Employees’ Pension Plan Trust Pension Plan purchased shares of Barnwell common stock which resulted in the Pension Plan owning more than 5% of the Company's common shares outstanding. The Pension Plan has filed Schedule 13Ds with the Securities and Exchange Commission reporting its beneficial ownership of Barnwell common stock.

The following table provides information regarding purchases of Barnwell common stock by the Pension Plan during the three months ended September 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 - July 31, 2025	76,085	$1.20	—	—
August 1 - August 31, 2025	1,689	$1.13	—	—
September 1 - September 30, 2025	67,953	$1.15	—	—
Total	145,727
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

ITEM 6.                             [RESERVED]

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2025 and 2024, and the related Consolidated Statements of Operations, Comprehensive Loss, Equity, and Cash Flows for the years ended September 30, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

On March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources. Water Resources drills water wells and installs and repairs water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. Unless otherwise noted, the discussions below pertains only to Barnwell’s continuing operations. For information on discontinued operations, refer to Note 3 “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this report.

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

If reported reserve volumes were revised downward by 5% at the end of fiscal 2025, the ceiling limitation for Canada would have decreased approximately $636,000 which would not have resulted in a ceiling impairment before income taxes due to sufficient room between the ceiling and the carrying value of Canadian oil and natural gas properties at the end of fiscal 2025 of approximately $2,949,000.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2025, depletion for fiscal 2025 would have increased by approximately $122,000.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties primarily in the Twining area of Alberta, Canada, where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiaries BOK and Barnwell Texas, Barnwell was, until August 8, 2025, involved in non-operated oil and natural gas investments in Oklahoma and Texas, respectively.

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

•The right to receive 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK's cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interest in KD II or KDK through its interest in Kaupulehu Developments. Barnwell also has rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell's existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at September 30, 2025 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,500,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $3,000,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights for Increment II for $2,000,000 of which $70,000 was received. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The closing of this transaction is entirely dependent on the purchaser and therefore may not happen.

Subsequent to fiscal 2025, pursuant to a unit purchase agreement KDK, of which Barnwell holds a 19.6% interest, agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

Business Environment

Our operations are located in Canada and in the state of Hawaii and Texas. Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $60.49 per barrel during the year ended September 30, 2025, a decrease of 9% from $66.49 per barrel realized during the prior year and realized an average price for natural gas of $1.27 per Mcf during the year ended September 30, 2025, a decrease of 10% from $1.41 per Mcf realized during the prior year. Oil and natural gas prices continue to be volatile over time and thus, the Company is unable to reasonably predict future prices and the impacts future prices will have on the Company.

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

Results of Operations

Summary of Results From Continuing Operations

The net loss from continuing operations attributable to Barnwell for fiscal 2025 totaled $7,115,000, a $3,010,000 increase from a net loss from continuing operations attributable to Barnwell of $4,105,000 in fiscal 2024. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•General and administrative expenses increased $1,807,000 due to $1,958,000 in new fees and costs incurred, net of $348,000 of estimated accrued insurance recoveries, related to a shareholder consent solicitation, various legal actions between the Sherwood Group and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year;

•Equity in income from affiliates decreased $1,071,000 and land investment segment operating results, before non-controlling interests’ share of such profits, decreased $500,000 due to the Kukio Resort Land Development Partnerships' sale of two lots in the prior year period, whereas there was no lots sold in the current year period;

•A $636,000 loss recognized in the current year period from the sale of all of the U.S. oil and natural gas properties, whereas there was no such loss in the prior year period; and

•A $192,000 foreign currency loss recorded in the current year period due to the effects of the foreign exchange rate changes on intercompany loans and advances as a result of the strengthening of the U.S. dollar against the Canadian dollar.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 3% in fiscal 2025, as compared to fiscal 2024 and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at September 30, 2025, as compared to September 30, 2024. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss.

Other comprehensive income due to foreign currency translation adjustments, net of taxes, for fiscal 2025 was $75,000, a $75,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of nil in fiscal 2024. There were no taxes on other comprehensive income due to foreign currency translation adjustments in fiscal 2025 and 2024 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2025 as compared to fiscal 2024. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2025	2024	$	%
Natural gas (Mcf)*	$1.27	$1.41	$(0.14)	(10)%
Oil (Bbls)	$60.49	$66.49	$(6.00)	(9)%
Natural gas liquids (Bbls)	$28.38	$29.38	$(1.00)	(3)%

	Annual Net Production
			Increase (Decrease)
	2025	2024	Units	%
Natural gas (Mcf)	1,105,000	1,344,000	(239,000)	(18)%
Oil (Bbls)	174,000	203,000	(29,000)	(14)%
Natural gas liquids (Bbls)	56,000	64,000	(8,000)	(13)%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $588,000 operating profit in fiscal 2025 before general and administrative expenses, an increase in operating results of $873,000 as compared to a $285,000 operating loss in fiscal 2024.

The following table sets forth Barnwell’s oil and natural gas segment operating profit (loss) before general and administrative expenses by geographic location:

	Year ended September 30,
	2025	2024
Operating profit (loss) (before general and administrative expenses)
Canada (1)	$1,045,000	$(440,000)
United States (2)	(457,000)	155,000
Total operating profit (loss)	$588,000	$(285,000)
________________________

(1)          The operating loss for Canada for the year ended September 30, 2024 includes a non-cash ceiling test impairment of $2,164,000.
(2)     The operating (loss) profit for the United States for the years ended September 30, 2025 and 2024 includes non-cash ceiling test impairments of $865,000 and $721,000, respectively.

Oil and natural gas revenues decreased $3,833,000 (22%) from $17,396,000 in fiscal 2024 to $13,563,000 in fiscal 2025, primarily due primarily due to decreases in natural gas, oil, and natural gas liquids production, which decreased 18%, 14%, and 13%, respectively, in the current year period as compared to the same period in the prior year. The decrease in production was primarily the result of natural declines in production from wells in the Company's Twining area as the wells age, and to a lesser extent due to properties sold in the prior year. Revenues also decreased due to a decrease in oil prices which decreased 9% as compared to the same period in the prior year.

In February 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 38% of Canadian natural gas gross production per day for the year ended September 30, 2025. Additionally, in September 2025, the Company amended the sales price on 1,583 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2025 to March 31, 2026 to a fixed index price before differentials of $3.03 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from November 1, 2025 to March 31, 2026, is equivalent to approximately 58% of Canadian natural gas gross production per day for the year ended September 30, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In June 2025, the Company amended the sales price on 100 gross barrels per day of the Canadian oil that it will sell during the period from July 1, 2025 to December 31, 2025 to a fixed index price before differentials of $70.35 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price was equivalent to approximately 19% of Canadian oil gross production per day for the year ended September 30, 2025. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Subsequently, in October 2025, the Company amended the sales price on 1,055 gross Mcf per day of the Canadian natural gas it will sell during the period from April 1, 2026 to October 31, 2026 to a fixed index price before differentials of $2.94 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from April 1, 2026 to October 31, 2026, is equivalent to approximately 38% of Canadian natural gas gross production per day for the year ended September 30, 2025.

Oil and natural gas operating expenses decreased $883,000 (9%) from $9,849,000 in fiscal 2024 to $8,966,000 in fiscal 2025, primarily due to decreases in production in the current year, partially offset by an increase in workovers in the current year, as compared to the prior year.

    Oil and natural gas segment depletion decreased $1,803,000 (36%) from $4,947,000 in fiscal 2024 to $3,144,000 in fiscal 2025, primarily due to decreases in the depletion rate and due to decreases in production in the current year as compared to the prior year. The depletion rate decreased as a result of a decrease in the depletable base from significant ceiling test impairments between the prior year period and the current year period.

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interests in its U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The Company recognized a loss on the sale of $636,000 before related income taxes in the year ended September 30, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-

owned subsidiaries of Barnwell. As a result of the sale, the Company no longer owns any oil and natural gas assets in the U.S., however, the Company will continue to explore for oil and natural gas opportunities in the U.S.

Sale of interest in leasehold land

Kaupulehu Developments was entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Year ended September 30,
	2025	2024
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$500,000
Fees - included in general and administrative expenses	—	(61,000)
Sale of interest in leasehold land, net of fees paid	$—	$439,000

No lots were sold during the year ended September 30, 2025. During the year ended September 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I.

There is an Increment II owned by KD II in which the Company has a 10.8% indirect non-controlling ownership interest. There is no assurance with regards to the amounts of future sales from Increment II or that the remaining acreage within Increment II will be developed. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights for Increment II for $2,000,000 of which $70,000 was. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The closing of this transaction is entirely dependent on the purchaser and therefore may not happen.

Subsequent to fiscal 2025, pursuant to a unit purchase agreement KDK, of which Barnwell holds a 19.6% interest, agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

General and administrative expenses

General and administrative expenses increased $1,807,000 (35%) to $6,937,000 in fiscal 2025, as compared to $5,130,000 in fiscal 2024. The increase was primarily due to $1,958,000 in new fees and costs incurred, net of $348,000 of estimated accrued insurance recoveries receivable, for legal services, proxy solicitation, proxy advisory, and public relations costs related to a shareholder consent solicitation, various legal actions between the Sherwood Group and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year.

The amount of estimated accrued insurance recoveries receivable aforementioned above is management's best estimate of the probable recoverable amount under the insurance policies. While the insurer has confirmed that certain costs incurred by the Company are eligible for claim under the Company's insurance policies, the amount ultimately recoverable through insurance is dependent upon the insurer's completion of their review of eligible legal costs incurred and the recoverable amount may differ from management's estimate.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $1,804,000 (36%) from $4,950,000 in fiscal 2024 to $3,146,000 in fiscal 2025, primarily due to decreases in the depletion rate and decreases in production, as discussed in the “Oil and natural gas” section above.

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

During the year ended September 30, 2025, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $865,000. During the year ended September 30, 2024, the Company incurred a non-cash ceiling test impairment of $2,885,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $721,000 and $2,164,000, respectively.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for October 1, November 1 and December 1 of 2025, the oil prices used in the 12-month historical rolling first-day-of-the-month average for the ceiling test at December 31, 2025 are likely to be lower than at September 30, 2025. As such, we may incur a further impairment charge in the first quarter of fiscal 2026 ending December 31, 2025. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of December 2025.

Foreign currency loss (gain)

Foreign currency loss was $192,000 during the year ended September 30, 2025, as compared to a foreign currency gain of $10,000 during the year ended September 30, 2024, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the U.S. dollar against the Canadian dollar. The foreign currency losses or gains from intercompany balances are included in our Consolidated Statements of Operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Loss on sale of assets

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interests in its U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The Company recognized a loss on the sale of $636,000 before related income taxes in the year ended September 30, 2025.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Equity in income of affiliates was nil for the year ended September 30, 2025, as compared to equity in income of affiliates of $1,071,000 for the year ended September 30, 2024. The decrease in partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of the last two lots in Increment I in the prior year period, whereas there were no lots sold in the current year period.

No cash distributions were received during the year ended September 30, 2025. During the year ended September 30, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships’ investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the year ended September 30, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $106,000 at September 30, 2025 and $373,000 at September 30, 2024.

Income taxes

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2025	2024
United States	$(5,980,000)	$(1,360,000)
Canada	(1,064,000)	(2,532,000)
	$(7,044,000)	$(3,892,000)

Barnwell’s effective consolidated income tax rate from continuing operations for fiscal 2025, after adjusting loss from continuing operations before income taxes for non-controlling interests, was (1)%, as compared to an effective consolidated income tax rate of (5)% for fiscal 2024.
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
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act ("OBBBA"). The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including a permanent extension of 100% bonus depreciation for certain capital expenditures. The Company has determined that there are no tax law changes in the OBBBA that significantly impact the Company’s current and deferred income taxes.
Net earnings attributable to non-controlling interests
Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net loss attributable to non-controlling interests totaled $8,000 in fiscal 2025, as compared to net earnings attributable to non-controlling interests of $234,000 in fiscal 2024. The $242,000 (103%) decrease is primarily due to decreases in the amount of equity in income of affiliates and percentage of sales revenue received in the current year period as compared to the same period in the prior year.

Net earnings (loss) from discontinued operations

Net earnings from discontinued operations was $12,000 during the year ended September 30, 2025, as compared to net loss from discontinued operation of $1,460,000 during the year ended September 30, 2024.

On March 14, 2025, the Company completed the sale of Water Resources, which represented the Company’s contract drilling segment. The financial results of the Company’s contract drilling business has been presented as discontinued operations in the consolidated financial statements for all periods presented. See Note 3 “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this report for further discussion and additional disclosures related to discontinued operations.

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

Liquidity and Capital Resources

The Company has presented cash flows from discontinued operations in the accompanying Consolidated Statements of Cash Flows separately after the presentation of cash flows from operating, investing, and financing activities of continuing operations. See Note 3 “Discontinued Operations” in the Notes to Consolidated Financial Statements in Item 8 of this report for further discussion and additional disclosures related to discontinued operations. The focus of this section, “Liquidity and Capital Resources,” is on the cash flows from continuing operations, which affects future liquidity and capital resources as the Company no longer has any significant continuing involvement with the discontinued operations after the sale.

At September 30, 2025, Barnwell had $504,000 in working capital. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be intermittent and not significant to our liquidity.

Cash Flows From Continuing Operations

Cash flows used in operating activities totaled $1,773,000 for fiscal 2025, as compared to cash flows provided by operating activities of $5,334,000 for fiscal 2024. This $7,107,000 decrease in operating cash flows was primarily due to lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year, higher general and administrative expenses in the current year period due to the shareholder contests, and a distribution of income from the Kukio Resort Land Development Partnerships in the prior year period as compared to none in the current year period. The change was also due to the effect of changes in current assets and liabilities which was an increase of $2,100,000 in the prior year period as compared to $224,000 in the current year period.

Cash flows used in investing activities totaled $352,000 for fiscal 2025, as compared to cash flows used in investing activities of $2,819,000 for fiscal 2024. This $2,467,000 change in investing cash flows was due to an increase of $2,281,000 in proceeds from the sale of oil and natural gas assets and a decrease of $440,000 in cash paid for oil and natural gas capital expenditures in the current year period as compared to the same period in the prior year, partially offset by $439,000 of proceeds received by the land investment segment in the prior year period, as compared to none in the current year period.

Cash flows used in financing activities totaled $168,000 for fiscal 2025, as compared to cash flows used in financing activities of $226,000 for fiscal 2024. The $58,000 change in financing cash flows was due to a decrease of $226,000 in distributions to non-controlling interests, partially offset by $168,000 in repayments for insurance premium financing in the current year period as compared to none the same period in the prior year.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed. A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company.

In the quarters ended March 31, 2025 and June 30, 2025, continuing uncertainties regarding the sufficiency of our cash balances and future cash inflows due largely to a reduction in oil and natural gas prices and recent shareholder consent solicitation and proxy contest costs incurred, raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern. However, due to the gross proceeds of $2,443,000 raised in the private placement offering in November 2025, management has determined that there is no longer substantial doubt regarding the Company's ability to continue as a going concern for one year from the filing of this Annual Report on Form 10-K.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $3,866,000 from $4,805,000 in fiscal 2024 to $939,000 in fiscal 2025.

The Company did not drill or participate in the drilling of wells during the year ended September 30, 2025. In fiscal 2024, the Company participated in the drilling of one gross (1.0 net) operated development oil well in the Twining area. Capital expenditures incurred for the drilling of this well during the year ended September 30, 2024 totaled approximately $3,183,000.

Oil and Natural Gas Property Dispositions

Fiscal 2025

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interests in its U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The Company recognized a loss on the sale of $636,000 before related income taxes in the year ended September 30, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. As a result of the sale, the Company no longer owns any oil and natural gas assets in the U.S., however, the Company will continue to explore for oil and natural gas opportunities in the U.S.

On August 28, 2025, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Medicine River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $288,000 in order to, among other things, reflect an economic closing date of September 30, 2025. The final determination of the customary adjustments to the purchase price has not yet been made; however, it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

Fiscal 2024

In April 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Kaybob area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $441,000 in order to, among other things, reflect an economic effective date of May 1, 2024. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

In September 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Wood River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $292,000 in order to, among other things, reflect an economic effective closing date of September 30, 2024. From the sales proceeds, $38,000 was remitted directly to the Canada Revenue Agency by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The proceeds from the sale was credited to our cash in October 2024 and is reflected in the Statement of Cash Flows for the year ended September 30, 2025. No gain or loss was recognized on this disposition as the sale proceeds were credited to the full cost pool and did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

Under the agreement with the OWA, the Company was required to pay the abandonment and reclamation costs in advance through a cash deposit. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $173,000 and $527,000 as of September 30, 2025 and 2024, respectively, and is included in “Other current assets” on the Company’s Consolidated Balance Sheets. The non-current portion of the unused deposit of $222,000 along with $61,000 of non-current receivables at September 30, 2025, is included in “Other non-current assets” on the Company’s Consolidated Balance Sheet at September 30, 2025.

Private Placement Offering

On November 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), including certain directors of the board of directors of the Company pursuant to which the Company agreed to issue and sell an aggregate of: (i) 2,221,141 shares of its common stock, par value $0.50 per share (the “Common Stock”), and (ii) warrants (the “Common Warrants”) to purchase up to 1,029,104 shares of Common Stock (the “Warrant Shares”) in a private placement offering of the Company’s securities (the “Offering”). The directors of the Company participating as Purchasers in the Offering and certain other Purchasers did not receive any Common Warrants.

The price of the shares of Common Stock sold in the private placement was $1.10 per share of Common Stock. The Common Warrants have an exercise price of $1.65 per share.

The Offering closed on November 28, 2025 and the gross proceeds received from the Offering was approximately $2,443,000. The proceeds will be used for general corporate purposes. See Note 21 in the Notes to Consolidated Financial Statements in Item 8 of this report for additional disclosures related to the private placement offering.

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

To the Board of Directors and Shareholders of
Barnwell Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (collectively, the Company) as of September 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and gas properties

Critical Accounting Matter Description

As described in Note 1 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense and measure its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

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

•To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions, to the extent key, as follows:
•Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
•Evaluated the forecasted operating costs at year-end compared to historical operating costs;
•Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests;

•Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2020.

Dallas, Texas

December 22, 2025

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,886,000	$4,285,000
Accounts and other receivables, net of allowance for credit losses of: $49,000 at September 30, 2025; $141,000 at September 30, 2024	1,621,000	2,190,000
Note receivable	300,000	—
Other current assets	423,000	873,000
Current assets of discontinued operations	—	1,535,000
Total current assets	5,230,000	8,883,000
Asset for retirement benefits	5,928,000	4,899,000
Operating lease right-of-use assets	145,000	39,000
Other non-current assets	347,000	—
Property and equipment:
Proved oil and natural gas properties, net (full cost method)	9,153,000	16,554,000
Other property and equipment, net	9,000	12,000
Total property and equipment, net	9,162,000	16,566,000
Non-current assets of discontinued operations	—	282,000
Total assets	$20,812,000	$30,669,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,182,000	$1,785,000
Accrued capital expenditures	185,000	2,407,000
Accrued compensation	264,000	526,000
Accrued operating and other expenses	1,022,000	1,465,000
Current portion of asset retirement obligation	613,000	798,000
Other current liabilities	460,000	301,000
Current liabilities of discontinued operations	—	530,000
Total current liabilities	4,726,000	7,812,000
Operating lease liabilities	93,000	7,000
Liability for retirement benefits	1,791,000	1,898,000
Asset retirement obligation	7,162,000	7,790,000
Deferred income tax liabilities	18,000	100,000
Total liabilities	13,790,000	17,607,000
Commitments and contingencies (Note 18)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares:
10,241,434 issued at September 30, 2025; 10,195,990 issued at September 30, 2024	5,121,000	5,098,000
Additional paid-in capital	8,039,000	7,690,000
(Accumulated deficit) retained earnings	(6,508,000)	595,000
Accumulated other comprehensive income, net	2,642,000	1,943,000
Treasury stock, at cost:
167,900 shares at September 30, 2025 and 2024	(2,286,000)	(2,286,000)
Total stockholders’ equity	7,008,000	13,040,000
Non-controlling interests	14,000	22,000
Total equity	7,022,000	13,062,000
Total liabilities and equity	$20,812,000	$30,669,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2025	2024
Revenues:
Oil and natural gas	$13,563,000	$17,396,000
Sale of interest in leasehold land	—	500,000
Gas processing and other	134,000	179,000
	13,697,000	18,075,000
Costs and expenses:
Oil and natural gas operating	8,966,000	9,849,000
General and administrative	6,937,000	5,130,000
Depletion, depreciation, and amortization	3,146,000	4,950,000
Impairment of assets	865,000	2,885,000
Foreign currency loss (gain)	192,000	(10,000)
Interest expense	7,000	—
Loss on sale of assets	636,000	—
	20,749,000	22,804,000
Loss from continuing operations before equity in income of affiliates and income taxes	(7,052,000)	(4,729,000)
Equity in income of affiliates	—	1,071,000
Loss from continuing operations before income taxes	(7,052,000)	(3,658,000)
Income tax provision	71,000	213,000
Net loss from continuing operations	(7,123,000)	(3,871,000)
Net earnings (loss) from discontinued operations	12,000	(1,460,000)
Net loss	(7,111,000)	(5,331,000)
Less: Net (loss) earnings attributable to non-controlling interests	(8,000)	234,000
Net loss attributable to Barnwell Industries, Inc. stockholders	$(7,103,000)	$(5,565,000)
Basic and diluted loss per common share attributable to Barnwell Industries, Inc. stockholders:
Net loss from continuing operations attributable to Barnwell Industries, Inc.	$(0.71)	$(0.41)
Net loss from discontinued operations	—	(0.15)
Net loss attributable to Barnwell Industries, Inc.	$(0.71)	$(0.56)
Weighted-average number of common shares outstanding:
Basic and diluted	10,056,479	10,017,997

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2025	2024
Net loss	$(7,111,000)	$(5,331,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	75,000	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	(85,000)
Net actuarial gain (loss) arising during the period, net of taxes of $0	624,000	(76,000)
Total other comprehensive income (loss)	699,000	(161,000)
Total comprehensive loss	(6,412,000)	(5,492,000)
Less: Comprehensive loss (income) attributable to non-controlling interests	8,000	(234,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(6,404,000)	$(5,726,000)

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2025 and 2024

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2023	9,990,778	$5,079,000	$7,687,000	$6,160,000	$2,104,000	$(2,286,000)	$13,000	$18,757,000
Net (loss) earnings	—	—	—	(5,565,000)	—	—	234,000	(5,331,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(226,000)	(226,000)
Acquisition of non-controlling interest	—	—	(186,000)	—	—	—	1,000	(185,000)
Share-based compensation	—	—	208,000	—	—	—	—	208,000
Issuance of common stock for restricted stock units vested	37,312	19,000	(19,000)	—	—	—	—	—
Retirement plans:
Amortization of accumulated other comprehensive gain into net periodic benefit cost, net of taxes of $0	—	—	—	—	(85,000)	—	—	(85,000)
Net actuarial gain arising during the period, net of taxes of $0	—	—	—	—	(76,000)	—	—	(76,000)
Balance at September 30, 2024	10,028,090	5,098,000	7,690,000	595,000	1,943,000	(2,286,000)	22,000	13,062,000
Net loss	—	—	—	(7,103,000)	—	—	(8,000)	(7,111,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	75,000	—	—	75,000
Share-based compensation	—	—	372,000	—	—	—	—	372,000
Issuance of common stock for restricted stock units vested	45,444	23,000	(23,000)	—	—	—	—	—
Retirement plans:
Net actuarial loss arising during the period, net of taxes of $0	—	—	—	—	624,000	—	—	624,000
Balance at September 30, 2025	10,073,534	$5,121,000	$8,039,000	$(6,508,000)	$2,642,000	$(2,286,000)	$14,000	$7,022,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2025	2024
Cash flows from operating activities of continuing operations:
Net loss	$(7,111,000)	$(5,331,000)
Net earnings (loss) from discontinued operations	12,000	(1,460,000)
Net loss from continuing operations	(7,123,000)	(3,871,000)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depletion, depreciation, and amortization	3,146,000	4,950,000
Impairment of assets	865,000	2,885,000
Loss on sale of oil and natural gas properties	636,000	—
Sale of interest in leasehold land, net of fees paid	—	(439,000)
Distributions of income from equity investees	—	1,071,000
Equity in income of affiliates	—	(1,071,000)
Retirement benefits income	(315,000)	(345,000)
Accretion of asset retirement obligation	808,000	900,000
Deferred income tax (benefit) expense	(82,000)	42,000
Asset retirement obligation payments	(483,000)	(1,139,000)
Share-based compensation expense	372,000	208,000
Non-cash rent income	(8,000)	(28,000)
Retirement plan contributions and payments	(3,000)	(4,000)
Credit loss (reversal) expense	(2,000)	85,000
Foreign currency loss (gain)	192,000	(10,000)
Increase from changes in current assets and liabilities	224,000	2,100,000
Net cash (used in) provided by operating activities from continuing operations	(1,773,000)	5,334,000
Cash flows from investing activities of continuing operations:
Acquisition of non-controlling interest	—	(185,000)
Proceeds from sale of interest in leasehold land, net of fees paid	—	439,000
Proceeds from the sale of oil and natural gas assets	2,722,000	441,000
Capital expenditures - oil and natural gas	(3,074,000)	(3,514,000)
Net cash used in investing activities from continuing operations	(352,000)	(2,819,000)
Cash flows from financing activities of continuing operations:
Repayments for insurance premium financing	(168,000)	—
Distributions to non-controlling interests	—	(226,000)
Net cash used in financing activities from continuing operations	(168,000)	(226,000)
Cash flows from discontinued operations:
Net cash used in operating activities	(95,000)	(624,000)
Net cash provided by (used in) investing activities	1,125,000	(13,000)
Net cash used in financing activities	(250,000)	—
Net cash provided by (used in) discontinued operations	780,000	(637,000)
Effect of exchange rate changes on cash and cash equivalents	(106,000)	23,000
Net (decrease) increase in cash and cash equivalents	(1,619,000)	1,675,000
Cash and cash equivalents at beginning of year	4,505,000	2,830,000
Less: Cash and cash equivalents of discontinued operations at end of year	—	(220,000)
Cash and cash equivalents of continuing operations at end of year	$2,886,000	$4,285,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2025 AND 2024

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell’s continuing operations is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and the U.S. and 2) leasehold land interests in Hawaii.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, and proved oil and natural gas reserves, and such assumptions may impact the amount at which such items are recorded.

Discontinued Operations

On March 14, 2025, the Company entered into and completed the sale of its wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”). Water Resources drills water wells and installs and repairs water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. See Note 3 “Discontinued Operations” for further discussion and additional disclosures related to discontinued operations. Unless otherwise noted, the discussions in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.

Revenue Recognition

Barnwell operates in and derives revenue from the following two principal business segments:

•Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada and the U.S.

•Land Investment Segment - Barnwell owns land interests in Hawaii.

Oil and Natural Gas - Barnwell’s investments in oil and natural gas properties are located in Alberta, Canada. These property interests are principally held under governmental leases or licenses. Barnwell sells the large majority of its oil, natural gas and natural gas liquids production under short-term contracts between itself and marketers based on prices indexed to market prices and recognizes revenue at a point in time when the oil, natural gas and natural gas liquids are delivered, as this is where Barnwell’s performance obligation is satisfied and title has passed to the customer. Barnwell’s investments in oil and natural gas properties in Oklahoma and Texas were sold on August 8, 2025.

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

Other property and equipment is depreciated using the straight-line method based on estimated useful lives.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $69,000 based on the assets of the plan at September 30, 2025.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. The Company adopted the provisions of this ASU in the annual reporting period for fiscal year ended September 30, 2025. The adoption of this update did not have an impact on Barnwell’s consolidated financial statements.

2.                                   GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows which are dependent on oil and natural gas prices, which can and in the past have fluctuated significantly, and on oil and natural gas operating expenses which are both variable and fixed. A sufficient level of oil and natural gas operating cash flows are necessary to fund discretionary oil and natural gas capital expenditures which must be economically successful to provide sufficient returns to grow reserves and production or at a minimum replace declining production from aging wells. Such a level of oil and natural gas capital expenditures will require funding from external debt and/or equity sources that are not currently in place, but those sources may not be feasible or sufficient. In addition, we will need sufficient cash flows to fund our non-discretionary outflows such as oil and natural gas asset retirement obligations, ongoing oil and natural gas operating expenses and general and administrative expenses, both those related to our oil and natural gas operations and those related to our being a public company.

In the quarters ended March 31, 2025 and June 30, 2025, continuing uncertainties regarding the sufficiency of our cash balances and future cash inflows due largely to a reduction in oil and natural gas prices and recent shareholder consent solicitation and proxy contest costs incurred, raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern. However, due to the gross proceeds of $2,443,000 raised in the private placement offering in November 2025, management has determined that there is no longer substantial doubt regarding the Company's ability to continue as a going concern for one year from the filing of this Annual Report on Form 10-K.

3.    DISCONTINUED OPERATIONS

Sale of Water Resources

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

In August 2025, the Promissory Note was amended to the following schedule: $100,000 on December 15, 2025; $50,000 on February 15, 2026; and $150,000 on March 15, 2026 and to increase the annual interest rate on the Promissory Note from zero to 12% beginning August 15, 2025 and to 18% beginning December 15, 2025. As of September 30, 2025, the balance of the Promissory Note was $300,000 and is presented as “Note receivable” on the Consolidated Balance Sheets.

Water Resources drills water wells and installs and repairs water pumping systems in Hawaii and represented our contract drilling segment. As a result of the sale, the Company has classified the related assets and liabilities and the results of its contract drilling business as discontinued operations in the consolidated financial statements for all periods presented. Prior to the sale, the Company did not have any assurances that a sale of Water Resources was likely to occur. The Company recorded a loss of $193,000 on the sale of Water Resources, which was included in the results from discontinued operations for the year ended September 30, 2025. There was no impact from the sale of Water Resources on the provision for income taxes.

The following table presents the financial results from discontinued operations presented in the Consolidated Statements of Operations.

	Year ended September 30,
	2025	2024
Revenues:
Contract drilling	$1,156,000	$3,612,000
Other	—	37,000
	1,156,000	3,649,000
Costs and expenses:
Contract drilling operating	1,239,000	4,483,000
General and administrative	209,000	468,000
Depletion, depreciation, and amortization	40,000	156,000
Interest expense	1,000	2,000
Gain on sale of assets (1)	(538,000)	—
	951,000	5,109,000
Earnings (loss) from discontinued operations before income taxes	205,000	(1,460,000)
Loss on sale of discontinued operations	(193,000)	—
Income tax provision	—	—
Net earnings (loss) from discontinued operations	$12,000	$(1,460,000)
________________________

(1)          In February 2025, the Company completed the sale of a contract drilling segment drilling rig and related ancillary equipment to an independent third party for proceeds of $538,000, net of related costs. The drilling rig and related ancillary equipment were fully depreciated and had a net book value of zero and as a result of the sale, the Company recognized a $538,000 gain during the the year ended September 30, 2025 which was recorded in discontinued operations.

The following table presents the carrying amounts of the assets and liabilities of discontinued operations on the Consolidated Balance Sheets.

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$220,000
Accounts and other receivables, net of allowance for credit losses of: $0 at September 30, 2025; $234,000 at September 30, 2024	—	580,000
Assets held for sale	—	69,000
Other current assets	—	666,000
Total current assets of discontinued operations	$—	$1,535,000

Non-current assets:
Property and equipment:
Drilling rigs and other property and equipment	—	3,170,000
Accumulated depreciation, impairment, and amortization	—	(2,888,000)
Total non-current assets of discontinued operations	$—	$282,000

LIABILITIES
Current liabilities:
Accounts payable	$—	$37,000
Accrued compensation	—	124,000
Accrued operating and other expenses	—	369,000
Total current liabilities of discontinued operations	$—	$530,000

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

Options to purchase 454,452 shares of common stock and 218,300 restricted stock units were excluded from the computation of diluted shares for the year ended September 30, 2025, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 98,795 restricted stock units were excluded from the computation of diluted shares for the year ended September 30, 2024, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Year ended September 30,
	2025	2024
Numerator:
Net loss from continuing operations	$(7,123,000)	$(3,871,000)
Less: Net (loss) earnings attributable to non-controlling interests of continuing operations	(8,000)	234,000
Net loss from continuing operations attributable to Barnwell Industries, Inc.	(7,115,000)	(4,105,000)
Net earnings (loss) from discontinued operations	12,000	(1,460,000)
Net loss attributable to Barnwell Industries, Inc.	$(7,103,000)	$(5,565,000)

Denominator:
Basic weighted-average number of common shares outstanding	10,056,479	10,017,997
Effect of dilutive securities - common stock options and restricted stock units	—	—
Diluted weighted-average number of common shares outstanding	10,056,479	10,017,997

Basic and diluted loss per common share:
Net loss per common share from continuing operations attributable to Barnwell Industries, Inc. stockholders	$(0.71)	$(0.41)
Net loss per common share from discontinued operations	—	(0.15)
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.71)	$(0.56)

5.                           ACCOUNTS AND OTHER RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Insurance Recovery Receivable

In the quarter ended June 30, 2025, the Company filed an insurance claim for $348,000 with our insurance carrier for the reimbursement of certain legal fees incurred that are covered under our directors and officers’ liability insurance policies. Accordingly, the Company determined that an insurance recovery from our insurance carrier was probable and reasonably estimable and therefore recorded an estimated accrued insurance recovery receivable of $348,000 at June 30, 2025 and no subsequent revision to the accrual has been recorded as of September 30, 2025. The insurance recovery receivable is included in "Accounts and other receivables, net of allowance for credit losses," in the accompanying Consolidated Balance Sheet and the related legal expense recovery was recorded in “General and administrative” expenses in the accompanying Consolidated Statements of Operations.

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

Allowance for Credit Losses

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Year ended September 30,
	2025	2024
Allowance for credit losses at beginning of period	$141,000	$50,000
(Reversal of) provision for expected losses	(2,000)	85,000
Write-offs charged against the allowance	(84,000)	(10,000)
Recoveries of amounts previously written off	—	16,000
Foreign currency translation adjustment	(6,000)	—
Allowance for credit losses at end of period	$49,000	$141,000

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

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights for Increment II for $2,000,000 of which $70,000 was received. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The closing of this transaction is entirely dependent on the purchaser and therefore may not happen.

Subsequent to fiscal 2025, pursuant to a unit purchase agreement KDK, of which Barnwell holds a 19.6% interest, agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the year ended September 30, 2025. During the year ended September 30, 2024, Barnwell received cash distributions of $1,071,000 (resulting in a net amount of $953,000, after distributing $118,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships.

 Equity in income of affiliates was nil for the year ended September 30, 2025, as compared to equity in income of affiliates of $1,071,000 for the year ended September 30, 2024.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2025	2024
Revenue	$7,236,000	$13,555,000
Gross profit	$3,234,000	$8,651,000
Net earnings	$1,208,000	$6,437,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships’ investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the year ended September 30, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $106,000 at September 30, 2025 and $373,000 at September 30, 2024.

Sale of Interest in Leasehold Land

Kaupulehu Developments holds rights to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I, which is now fully sold, and within Increment II, which is not yet developed (see Note 20).

With respect to Increment I, Kaupulehu Developments was entitled to receive payments from KD I based on 10% of the gross receipts from KD I’s sales of single-family residential lots in Increment I. The last two single-family lots of the 80 lots developed within Increment I were sold in the quarter ended March 31, 2024.

    Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues (see Note 18 “Commitments and Contingencies - Other Matters”):

	Year ended September 30,
	2025	2024
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$500,000
Fees - included in general and administrative expenses	—	(61,000)
Sale of interest in leasehold land, net of fees paid	$—	$439,000

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

7.                                   OIL AND NATURAL GAS PROPERTIES

Fiscal 2025 Oil and Natural Gas Property Dispositions

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interests in its U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The Company recognized a loss on the sale of $636,000 before related income taxes in the year ended September 30, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. As a result of the sale, the Company no longer owns any oil and natural gas assets in the U.S., however, the Company will continue to explore for oil and natural gas opportunities in the U.S.

On August 28, 2025, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Medicine River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $288,000 in order to, among other things, reflect an economic closing date of September 30, 2025. The final determination of the customary adjustments to the purchase price has not yet been made; however, it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

Fiscal 2024 Oil and Natural Gas Property Dispositions
In April 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Kaybob area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $441,000 in order to, among other things, reflect an economic effective date of May 1, 2024. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

In September 2024, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Wood River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $292,000 in order to, among other things, reflect an economic effective closing date of September 30, 2024. From the sales proceeds, $38,000 was remitted directly to the Canada Revenue Agency by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The proceeds from the sale was credited to our cash in October 2024 and is reflected in the Statement of Cash Flows for the year ended September 30, 2025. No gain or loss was recognized on this disposition as the sale proceeds were credited to the full cost pool and did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

During the year ended September 30, 2025, the Company incurred a non-cash ceiling test impairment for our U.S. oil and natural gas properties of $865,000. During the year ended September 30, 2024, the Company incurred a non-cash ceiling test impairment of $2,885,000, which included impairments for our U.S. and Canadian oil and natural gas properties of $721,000 and $2,164,000, respectively.

As discussed above, the ceiling test uses a 12-month historical rolling average first-day-of-the-month prices. As such, declines in the 12-month historical rolling average first-day-of-the-month prices used in our ceiling test calculation in future periods could result in impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected. Based on the oil and gas prices for October 1, November 1 and December 1 of 2025, the oil prices used in the 12-month historical rolling first-day-of-the-month average for the ceiling test at December 31, 2025 are likely to be lower than at September 30, 2025. As such, we may incur a further impairment charge in the first quarter of fiscal 2026 ending December 31, 2025. The Company is currently unable to estimate a range of the amount of any potential future impairment write-downs as variables that impact the ceiling limitation are dependent upon actual results of activity through the end of December 2025.

8.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2025:
Proved oil and natural gas properties (full cost method)		$74,511,000	$(65,358,000)	$9,153,000
Other property and equipment	3 – 10 years	500,000	(491,000)	9,000
Total		$75,011,000	$(65,849,000)	$9,162,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2024:
Proved oil and natural gas properties (full cost method)		$83,557,000	$(67,003,000)	$16,554,000
Other property and equipment	3 – 10 years	509,000	(497,000)	12,000
Total		$84,066,000	$(67,500,000)	$16,566,000

See Note 7 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2025 and 2024.

Asset Retirement Obligation

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2025	2024
Asset retirement obligation as of beginning of year	$8,588,000	$9,833,000
Obligations incurred on new wells drilled or acquired	—	37,000
Liabilities associated with properties sold	(209,000)	(442,000)
Revision of estimated obligation	(694,000)	(614,000)
Accretion expense	808,000	900,000
Payments	(483,000)	(1,139,000)
Foreign currency translation adjustment	(235,000)	13,000
Asset retirement obligation as of end of year	7,775,000	8,588,000
Less current portion	(613,000)	(798,000)
Asset retirement obligation, long-term	$7,162,000	$7,790,000

Asset retirement obligations were reduced by $209,000 and $442,000 in fiscal 2025 and 2024, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties (see Note 7 for additional details on dispositions). Asset retirement obligations were also reduced by $694,000 and $614,000 in fiscal 2025 and 2024, respectively, primarily due to revisions related to the estimated timing of future abandonments. Asset retirement obligations also increased by nil and $37,000 in fiscal 2025 and 2024, respectively, due primarily to our wells drilled and acquisitions. The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and natural gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 13.5%.

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

Under the agreement with the OWA, the Company was required to pay the abandonment and reclamation costs in advance through a cash deposit. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $173,000 and $527,000 as of September 30, 2025 and 2024, respectively, and is included in “Other current assets” on the Company’s Consolidated Balance Sheets. The non-current portion of the unused deposit of $222,000 along with $61,000 of non-current receivables at September 30, 2025, is included in “Other non-current assets” on the Company’s Consolidated Balance Sheet at September 30, 2025.

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension Plan		SERP
	September 30,
	2025	2024	2025	2024
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$8,195,000	$7,511,000	$1,974,000	$1,734,000
Interest cost	390,000	411,000	95,000	95,000
Actuarial (gain) loss	(90,000)	520,000	(5,000)	149,000
Benefits paid	(394,000)	(247,000)	(3,000)	(4,000)
Benefit obligation at end of year	8,101,000	8,195,000	2,061,000	1,974,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	13,094,000	11,982,000	—	—
Actual return on plan assets	1,329,000	1,359,000	—	—
Benefits paid	(394,000)	(247,000)	—	—
Fair value of plan assets at end of year	14,029,000	13,094,000	—	—
Funded status	$5,928,000	$4,899,000	$(2,061,000)	$(1,974,000)

	Pension Plan		SERP
	September 30,
	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$5,928,000	$4,899,000	$—	$—
Current liabilities	—	—	(270,000)	(76,000)
Noncurrent liabilities	—	—	(1,791,000)	(1,898,000)
Net amount	$5,928,000	$4,899,000	$(2,061,000)	$(1,974,000)
Amounts recognized in accumulated other comprehensive income before income taxes:
Net actuarial gain	$(1,871,000)	$(1,251,000)	$(100,000)	$(96,000)
Accumulated other comprehensive income	$(1,871,000)	$(1,251,000)	$(100,000)	$(96,000)

The accumulated benefit obligation for the Pension Plan was $8,101,000 and $8,195,000 at September 30, 2025 and 2024, respectively. The accumulated benefit obligation for the SERP was $2,061,000 and $1,974,000 at September 30, 2025 and 2024, respectively. The accumulated benefit obligations are the same as the projected benefit obligations due to the Pension Plan and SERP being frozen as of December 31, 2019.

Currently, no contributions are planned to be made to the Pension Plan during fiscal 2026. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2026 are expected to be $270,000. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The Pension Plan actuarial gains in fiscal 2025 were primarily due to an increase in the discount rate and actual investment returns that were greater than the assumed rate of return. The SERP actuarial gains in fiscal 2025 were primarily due to an increase in the discount rate.

The Pension Plan actuarial losses in fiscal 2024 were primarily due to a decrease in the discount rate, partially offset by an actuarial gain resulting from actual investment returns that were greater than the assumed rate of return. The SERP actuarial losses in fiscal 2024 were primarily due to a decrease in the discount rate.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension Plan		SERP
	Year ended September 30,
	2025	2024	2025	2024
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	5.16%	4.88%	5.16%	4.88%
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	4.88%	5.62%	4.88%	5.62%
Expected return on plan assets	6.20%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

We select a discount rate by reference to yields from the Willis Towers Watson RATE:Link 10-90 yield curve at our consolidated balance sheet date. The expected return on plan assets is based on an actuarial model which takes into consideration our investment mix and market conditions.

The components of net periodic benefit (income) cost are as follows:

	Pension Plan		SERP
	Year ended September 30,
	2025	2024	2025	2024
Net periodic benefit (income) cost for the year:
Interest cost	$390,000	$411,000	$95,000	$95,000
Expected return on plan assets	(800,000)	(766,000)	—	—
Amortization of net actuarial gain	—	—	—	(85,000)
Net periodic benefit (income) cost	$(410,000)	$(355,000)	$95,000	$10,000

The benefits expected to be paid under the retirement plans as of September 30, 2025 are as follows:

	Pension Plan	SERP
Expected Benefit Payments:
Fiscal year ending September 30, 2026	$424,000	$270,000
Fiscal year ending September 30, 2027	$592,000	$167,000
Fiscal year ending September 30, 2028	$630,000	$172,000
Fiscal year ending September 30, 2029	$666,000	$176,000
Fiscal year ending September 30, 2030	$656,000	$174,000
Fiscal years ending September 30, 2031 through 2035	$3,224,000	$827,000

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

The Pension Plan’s investments in fixed income securities include preferred securities and corporate bonds. The Pension Plan’s investments in equity securities primarily include domestic companies and is comprised of companies with market capitalization categorized as follows: 61% micro-cap; 22% small-cap; 8% mid-cap; and 9% large-cap. The Pension Plan’s other investment is a note receivable from an unrelated private company.

A portion of the Pension Plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. As of September 30, 2025 and 2024, the Pension Plan held 666,077 and 413,148 shares, respectively, of Barnwell common stock (see Note 20 for additional details).

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2025	2024
Cash and cash equivalents	0% - 25%	1%	4%
Fixed income securities	15% - 40%	15%	19%
Equity securities	45% - 75%	80%	73%
Other investment	0% - 10%	4%	4%

Actual investment allocations may vary from our target allocations from time to time due to prevailing market conditions. The trustees periodically review our actual investment allocations and rebalance our investments to our target allocations as dictated by current and anticipated market conditions and required cash flows.

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
September 30, 2025	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$179,000	$179,000	$—	$—
Preferred securities	2,154,000	2,154,000	—	—
Equities	11,201,000	11,201,000	—	—
Note receivable from an unrelated private company	495,000	—	—	495,000
Total	$14,029,000	$13,534,000	$—	$495,000

		Fair Value Measurements Using:
September 30, 2024	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$531,000	$531,000	$—	$—
U.S. treasury and government securities	516,000	516,000	—	—
Fixed income exchange-traded funds	1,872,000	1,872,000	—	—
Preferred securities	88,000	88,000	—	—
Equities	9,516,000	9,516,000	—	—
Note receivable from an unrelated private company	571,000	—	—	571,000
Total	$13,094,000	$12,523,000	$—	$571,000

The following sets forth a summary of changes in the fair value of the pension Level 3 note receivable asset:

	Year ended September 30,
	2025	2024
Balance at beginning of year	$571,000	$—
Issuance of note receivable from an unrelated private company	—	571,000
Interest income	129,000	—
Payments received	(205,000)	—
Balance at end of year	$495,000	$571,000

10.                           INCOME TAXES

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2025	2024
United States	$(5,980,000)	$(1,360,000)
Canada	(1,064,000)	(2,532,000)
	$(7,044,000)	$(3,892,000)

The components of the income tax provision related to the above losses are as follows:

	Year ended September 30,
	2025	2024
Current provision:
United States – State
Before operating loss carryforwards	$82,000	$23,000
Benefit of operating loss carryforwards	—	—
After operating loss carryforwards	82,000	23,000
Canadian
Before operating loss carryforwards	71,000	148,000
Benefit of operating loss carryforwards	—	—
After operating loss carryforwards	71,000	148,000
Total current	153,000	171,000
Deferred (benefit) provision:
United States – State	(82,000)	42,000
Total deferred	(82,000)	42,000
	$71,000	$213,000
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
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act ("OBBBA"). The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including a permanent extension of 100% bonus depreciation for certain capital expenditures. The Company has determined that there are no tax law changes in the OBBBA that significantly impact the Company’s current and deferred income taxes.

A reconciliation between the reported income tax expense and the amount computed by multiplying the loss attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2025	2024
Tax benefit computed by applying statutory rate	$(1,477,000)	$(1,124,000)
Increase in the valuation allowance	1,426,000	1,383,000
Additional effect of the foreign tax provision on the total tax provision	(28,000)	(129,000)
U.S. state income tax provision (benefit), net of federal effect	(16,000)	70,000
U.S. state provision to tax return adjustments	(2,000)	(12,000)
Other	168,000	25,000
	$71,000	$213,000

The change in the valuation allowance shown in the table above excludes the impact of changes in the valuation allowance of items that are incorporated within the respective reconciliation line items elsewhere in the table.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2025	2024
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$—	$916,000
U.S. federal net operating loss carryover	9,463,000	10,382,000
U.S. state unitary net operating loss carryovers	484,000	1,334,000
Canadian net operating loss carryovers	1,490,000	1,331,000
Tax basis of investment in land in excess of book basis under U.S. tax law	11,000	11,000
Tax basis of investment in subsidiary in excess of book basis under U.S. tax law	376,000	—
Property and equipment accumulated book depreciation and depletion in excess of tax under Canadian tax law	123,000	—
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	661,000	548,000
Asset retirement obligation accrued for books but not for tax under U.S. tax law	835,000	907,000
Asset retirement obligation accrued for books but not for tax under Canadian tax law	1,941,000	2,141,000
Other liabilities accrued for books but not for tax under U.S. tax law	523,000	669,000
Foreign currency loss under U.S. tax law	76,000	68,000
Foreign currency loss under Canadian tax law	36,000	79,000
Other	195,000	168,000
Total gross deferred income tax assets	16,214,000	18,554,000
Less valuation allowance	(12,391,000)	(13,896,000)
Net deferred income tax assets	3,823,000	4,658,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	—	(117,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(64,000)	(282,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(19,000)	(86,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	—	(698,000)
U.S. oil and gas property and equipment accumulated tax depreciation and depletion in excess of book under U.S. state tax law	—	(16,000)
U.S. tax law impact of foreign branch deferred tax asset under Canadian tax law	(2,374,000)	(2,215,000)
Asset for retirement benefits	(1,245,000)	(1,029,000)
Other	(139,000)	(315,000)
Total deferred income tax liabilities	(3,841,000)	(4,758,000)
Net deferred income tax liability	$(18,000)	$(100,000)

Reported as:
Deferred income tax assets	$—	$—
Deferred income tax liabilities	(18,000)	(100,000)
Net deferred income tax liability	$(18,000)	$(100,000)

The total valuation allowance decreased $1,505,000 for the year ended September 30, 2025. The decrease was due to current fiscal year operational activity that resulted in changes in deferred tax asset and liability balances, and there were no changes in judgment about the realizability of related deferred tax assets in future years. Of the total net decrease in the valuation allowance for fiscal 2025, $1,354,000 was recognized as an income tax benefit and $151,000 was credited to accumulated other comprehensive income.
Net deferred tax assets at September 30, 2025 of $3,823,000 consists of the portion of deferred tax assets that are estimated to be partially realized through corresponding concurrent reversals of deferred tax liabilities related to the Kukio Resort Land Development Partnerships' excess of book income over taxable income, foreign branch deferred taxes, asset for retirement benefits accrued for books but not for tax under U.S. tax law, and certain other minor deferred tax liabilities.
At September 30, 2025, Barnwell had U.S. federal net operating loss carryovers, U.S. state net operating loss carryovers and Canadian net operating loss carryovers totaling $45,063,000, $7,565,000 and $5,551,000, respectively. The U.S. federal net operating loss carryovers generated through September 30, 2018 expire in fiscal years 2032-2038, the U.S. state unitary net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2033-2037, and the Canadian net operating loss carryovers expire in fiscal years 2039-2045. The U.S. federal net operating loss carryovers generated in fiscal years 2019-2025 and the U.S. state net operating loss carryovers generated in fiscal years 2018-2025 have no expiry, however utilization of the U.S. state and U.S. federal net operating loss carryovers generated in these and future years are limited to 80% of taxable income.
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

There were no changes in unrecognized tax benefits during the years ended September 30, 2025 or 2024.

	Year ended September 30,
	2025	2024
Balance at beginning of year	$62,000	$62,000
Effect of tax positions taken in prior years	—	—
Accrued interest related to tax positions taken	—	—
Balance at end of year	$62,000	$62,000
Uncertain tax positions at September 30, 2025 are related to the potential assessment of penalties and interest for the failure to file a certain foreign information form with each of our U.S. federal income tax returns for fiscal years 2019, 2020 and 2021. The Company filed amended U.S. federal income tax returns which included the missing form and statement of reasonable cause for these years in September and October 2023 and requested abatement of any potential penalties and interest which could subsequently be assessed. The Company is awaiting a response from the IRS and the probability of success of the abatement request remains uncertain.
Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2025:

Jurisdiction	Fiscal Years Open
U.S. federal	2019 – 2024
Various U.S. states	2022 – 2024
Canada federal	2017 – 2024
Various Canadian provinces	2017 – 2024

11.                           SEGMENT AND GEOGRAPHIC INFORMATION

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

Land Investment Segment - Barnwell owns leasehold land interests in Hawaii.

The Company’s Chief Operating Decision Maker is the Chief Executive Officer, who utilizes segment revenues and expenses and segment operating profit or loss to assess performance and allocate resources to each segment. General and administrative expenses are reviewed on a consolidated basis.

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2025	2024
Revenues:
Oil and natural gas	$13,563,000	$17,396,000
Land investment	—	500,000
Other	80,000	91,000
Total before interest income	13,643,000	17,987,000
Interest income	54,000	88,000
Total revenues	$13,697,000	$18,075,000
Cost and expenses:
Oil and natural gas	$8,966,000	$9,849,000
Depletion, depreciation, and amortization:
Oil and natural gas	$3,144,000	$4,947,000
Other	2,000	3,000
Total depletion, depreciation, and amortization	$3,146,000	$4,950,000
Impairment:
Oil and natural gas	$865,000	$2,885,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$588,000	$(285,000)
Land investment	—	500,000
Other	78,000	88,000
Loss on sale of assets	(636,000)	—
Total operating profit	30,000	303,000
Equity in income of affiliates:
Land investment	—	1,071,000
General and administrative expenses	(6,937,000)	(5,130,000)
Foreign currency (loss) gain	(192,000)	10,000
Interest expense	(7,000)	—
Interest income	54,000	88,000
Loss from continuing operations before income taxes	$(7,052,000)	$(3,658,000)

Capital Expenditures:

	Year ended September 30,
	2025	2024
Oil and natural gas	$254,000	$4,228,000
Other	—	—
Total	$254,000	$4,228,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 8 for additional details).

Assets By Segment:

	September 30,
	2025	2024
Oil and natural gas (1)
Canada	$11,118,000	$15,218,000
United States	—	4,190,000
Other:
Cash and cash equivalents	2,886,000	4,285,000
Asset for retirement benefits	5,928,000	4,899,000
Corporate and other	880,000	260,000
Total	$20,812,000	$28,852,000
______________

(1)          Primarily located in the province of Alberta, Canada.

Long-Lived Assets By Geographic Area:

	September 30,
	2025	2024
United States	$5,965,000	$8,932,000
Canada	9,617,000	12,572,000
Total	$15,582,000	$21,504,000

Revenue By Geographic Area:

	Year ended September 30,
	2025	2024
United States	$1,172,000	$2,803,000
Canada	12,471,000	15,184,000
Total (before interest income)	$13,643,000	$17,987,000

12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition based upon continuing operations for the years ended September 30, 2025 and 2024.

	Year ended September 30, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$10,476,000	$—	$—	$10,476,000
Natural gas	1,499,000	—	—	1,499,000
Natural gas liquids	1,588,000	—	—	1,588,000
Other	—	—	80,000	80,000
Total revenues before interest income	$13,563,000	$—	$80,000	$13,643,000
Geographical regions:
United States	$1,171,000	$—	$1,000	$1,172,000
Canada	12,392,000	—	79,000	12,471,000
Total revenues before interest income	$13,563,000	$—	$80,000	$13,643,000
Timing of revenue recognition:
Goods transferred at a point in time	$13,563,000	$—	$80,000	$13,643,000

	Year ended September 30, 2024
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$13,509,000	$—	$—	$13,509,000
Natural gas	2,007,000	—	—	2,007,000
Natural gas liquids	1,880,000	—	—	1,880,000
Contingent residual payments	—	500,000	—	500,000
Other	—	—	91,000	91,000
Total revenues before interest income	$17,396,000	$500,000	$91,000	$17,987,000
Geographical regions:
United States	$2,303,000	$500,000	$—	$2,803,000
Canada	15,093,000	—	91,000	15,184,000
Total revenues before interest income	$17,396,000	$500,000	$91,000	$17,987,000
Timing of revenue recognition:
Goods transferred at a point in time	$17,396,000	$500,000	$91,000	$17,987,000

Contract Balances

    The following table provides the balances of our receivables from contracts with customers which is included in "Accounts and other receivables, net of allowance for credit losses," in the accompanying Consolidated Balance Sheets.

	September 30,
	2025	2024	2023
Accounts receivables from contracts with customers	$913,000	$1,472,000	$2,344,000

13.                           ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	Year ended September 30,
	2025	2024
Foreign currency translation:
Beginning accumulated foreign currency translation	$220,000	$220,000
Change in cumulative translation adjustment before reclassifications	75,000	—
Income taxes	—	—
Net current period other comprehensive income	75,000	—
Ending accumulated foreign currency translation	295,000	220,000
Retirement plans:
Beginning accumulated retirement plans benefit income	1,723,000	1,884,000
Amortization of net actuarial gain	—	(85,000)
Net actuarial gain (loss) arising during the period	624,000	(76,000)
Income taxes	—	—
Net current period other comprehensive income (loss)	624,000	(161,000)
Ending accumulated retirement plans benefit income	2,347,000	1,723,000
Accumulated other comprehensive income, net of taxes	$2,642,000	$1,943,000

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

15.    DEBT

Insurance Premium Financing

In March 2025, the Company entered into a short-term financing agreement with a third-party to finance the Company’s directors and officers insurance premium in the amount of $183,000, with a term of 11 months and an annual interest rate of 9.4%. The Company had made a down payment of $15,000 and was required to make monthly principal and interest payments of $16,000 over the term of the agreement, which was set to mature in February 2026. The insurance premium financing was repaid in full in September 2025.

16.    LEASES

The Company’s right-of-use (“ROU”) assets and lease liabilities at September 30, 2025, primarily relate to non-cancelable operating leases for our Hawaii corporate and Canadian office spaces and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

Leases recorded on the consolidated balance sheet consist of the following:

	September 30,
	2025	2024
Assets:
Operating lease right-of-use assets	$145,000	$39,000
Total right-of-use assets	$145,000	$39,000
Liabilities:
Current portion of operating lease liabilities (1)	$78,000	$68,000
Operating lease liabilities	93,000	7,000
Total lease liabilities	$171,000	$75,000
______________

(1)          Amount included in “Other Current Liabilities” in the Consolidated Balance Sheets.

The components of lease expense are as follows:

	Year ended September 30,
	2025	2024
Operating lease cost	$114,000	$87,000
Variable lease cost	155,000	142,000
Total lease cost	$269,000	$229,000

Supplemental information related to leases is as follows:

	September 30,
	2025	2024
Cash paid related to operating lease liabilities	$142,000	$114,000
Operating leases:
Weighted-average remaining lease term (in years)	2.2	0.9
Weighted-average discount rate	8.20%	6.99%

The remaining lease payments for our operating leases as of September 30, 2025, are as follows:

Fiscal year ending:
2026	$88,000
2027	59,000
2028	36,000
2029	—
2030	—
Thereafter	—
Total lease payments	183,000
Less: amounts representing interest	(12,000)
Present value of lease liabilities	$171,000

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

17.                                   STOCKHOLDERS' EQUITY

Share-based Payment Arrangements

2018 Equity Incentive Plan

The stockholder-approved 2018 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors and provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 1,600,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2025, a total of 751,724 shares remain available for grant.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

In October 2025, the Board of Directors of the Company granted a total of 133,335 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting date.

On October 27, 2025, Barnwell Industries, Inc. appointed Philip Patman, Jr. as the Company’s Executive Vice President – Finance and in connection with Mr. Patman’s appointment, the Company entered into an executive employment agreement with Mr. Patman, dated, and effective, as of October 27, 2025 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, on October 27, 2025, Mr. Patman received the following awards which were issued pursuant to the Company’s Amended and Restated 2018 Equity Incentive Plan, as amended from time to time: a stock award of 83,207 shares of the Company’s common stock; a restricted stock unit award for 83,208 shares of the Company’s common stock (the “Initial RSU Award”); and an incentive stock option to purchase 185,000 shares of the Company’s common stock (the “Initial Stock Option” and, together with the Initial RSU Award, the “Initial Equity Awards”). Both Initial Equity Awards vest according to the following schedule: 34% of the total on October 27, 2026; 33% of the total on October 27, 2027; and 33% of the total on October 27, 2028. The Initial Stock Option has a term of ten years and an exercise price of $1.21 per share (the closing price of the Company’s common stock on October 27, 2025).

As of December 8, 2025, 266,974 shares remain available for grant under the 2018 Equity Incentive Plan.

Stock Options

In February 2021, the Company’s Board of Directors (the “Board”) granted options to purchase 665,000 shares of common stock, 310,000 shares to independent directors and 355,000 shares to employees. 605,000 shares of the stock options granted have an exercise price equal to the closing market price of Barnwell’s stock on the date of grant of $3.33, vest annually over three years, and expire in ten years from the date of grant. 60,000 shares of the stock options granted have an exercise price of $3.66 (110% of the closing market price on the date of grant for options granted to affiliates), vest annually over three years, and expire in five years from the date of grant. Of the 665,000 shares of common stock granted, 150,000 vested stock options expired and 100,000 shares were forfeited, both of which were as a result of director departures since the date of grant.

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

The following table summarizes Barnwell’s equity-classified stock options activity from October 1, 2024 through September 30, 2025:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2024	465,000	$3.37
Granted	—	—
Exercised	—	—
Expired/Forfeited	(50,000)	3.33
Outstanding at September 30, 2025	415,000	$3.38	4.6	$—
Exercisable at September 30, 2025	415,000	$3.38	4.6	$—

Compensation cost for stock option awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the years ended September 30, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of nil and $50,000, respectively. There was no impact on income taxes for the years ended September 30, 2025 and 2024 due to a full valuation allowance on the related deferred tax asset. There is no remaining unrecognized compensation cost related to stock options as of September 30, 2025.

Restricted Stock Units

On November 2, 2023, the Board granted a total of 76,336 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting dates; provided that, any unvested restricted stock would vest upon a director’s death, disability, a change in control of the Company resulting in the director not continuing as a director or the director not being renominated for election even though he was willing to stand for re-election.

On May 16, 2024, the Board granted 60,000 restricted stock units to the Company’s President and Chief Executive Officer. The restricted stock units vest ratably over a three-year period, subject to the employee’s continued service through the applicable vesting dates.

On October 24, 2024, the Board granted a total of 105,820 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting dates.

On January 19, 2025, the Board granted a total of 66,000 restricted stock units to the Company's President and Chief Executive Officer. The restricted stock units vest ratably over a three-year period, subject to the employee’s continued service through the applicable vesting dates.

The following table summarizes Barnwell’s restricted stock units activity from October 1, 2024 through September 30, 2025:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2024	110,892	$2.63
Granted	171,820	1.82
Vested (1)	(50,182)	2.37
Forfeited	(78,356)	2.13
Nonvested at September 30, 2025	154,174	$2.07
______________

(1)          The underlying common stock for 30,182 vested restricted stock units were not yet issued as of September 30, 2025; in October 2025, the Company issued 30,182 shares of common stock for these vested restricted stock units.

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the years ended September 30, 2025 and 2024, the Company recognized share-based compensation expense related to vested restricted stock units of $195,000 and $158,000, respectively. There was no impact on income taxes for the years ended September 30, 2025 and 2024 due to a net operating loss and net operating loss carryforwards with a full valuation allowance in the relevant taxing jurisdiction. As of September 30, 2025, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $151,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

Common Stock Issued for Services

On September 29, 2025, the Board approved and ratified a common stock grant to directors Kenneth Grossman and Joshua Horowitz for their services on behalf of the Company and the Board pertaining to the various legal actions between Ned L. Sherwood and certain of his affiliates and the Company and the 2025 shareholder proxy contest. Each director was granted 65,000 shares of Barnwell common stock and the total value of the all the shares granted was $177,000 which was valued using the closing price of Barnwell's common stock on September 29, 2025, the date of grant.

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

18.                           COMMITMENTS AND CONTINGENCIES

Incentive compensation plan

Barnwell established incentive compensation plans to compensate the four oil and natural gas segment Canadian executive officers. The value of the plans are directly related to our oil and natural gas segment's free cash flows from Canadian properties and the divestiture of Canadian oil and natural gas assets. As of September 30, 2025, Barnwell has accrued approximately $118,000 in bonus compensation under these plans and the amount is reported in “Accrued compensation” on the Consolidated Balance Sheet.

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

19.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2025	2024
Increase (decrease) from changes in:
Receivables	$191,000	$610,000
Income tax receivable	6,000	(3,000)
Other current assets	308,000	155,000
Accounts payable	458,000	1,017,000
Accrued compensation	(247,000)	(58,000)
Other current liabilities	(492,000)	379,000
Increase from changes in current assets and liabilities	$224,000	$2,100,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes paid, net of refunds	$196,000	$71,000
Supplemental disclosure of non-cash financing activities:
Prepaid insurance funded directly by short-term premium financing borrowing	$168,000	$—

Capital expenditure accruals related to oil and natural gas acquisition and development decreased $2,136,000 during the year ended September 30, 2025 and increased $1,291,000 during the year ended September 30, 2024. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $684,000 and $577,000 during the years ended September 30, 2025 and September 30, 2024, respectively.

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

No lots were sold during the year ended September 30, 2025. During the year ended September 30, 2024, Barnwell received $500,000 in percentage of sales payments from KD I from the sale of the last two single-family lots within Increment I.

On September 29, 2025, the Board approved and ratified a common stock grant to directors Kenneth Grossman and Joshua Horowitz for their services on behalf of the Company and the Board pertaining to the various legal actions between Ned L. Sherwood and certain of his affiliates and the Company and the 2025 shareholder proxy contest. Each director was granted 65,000 shares of Barnwell common stock and the total value of the all the shares granted was $177,000 which was valued using the closing price of Barnwell's common stock on September 29, 2025, the date of grant.

Barnwell Pension Plan

In the quarter ended June 30, 2025, the Pension Plan purchased shares of Barnwell common stock which resulted in the Pension Plan owning more than 5% of the Company's common shares outstanding. The Pension Plan has filed Schedule 13Ds with the Securities and Exchange Commission reporting its beneficial ownership of Barnwell common stock. As of September 30, 2025, the Pension Plan held 666,077 shares of Barnwell common stock. All the shares purchased by the Pension Plan were made on the open market through a brokerage account.

21.                           SUBSEQUENT EVENTS

Share-based Payment Arrangements

In October 2025, the Board of Directors of the Company granted a total of 133,335 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting date.

On October 27, 2025, Barnwell Industries, Inc. appointed Philip Patman, Jr. as the Company’s Executive Vice President – Finance and in connection with Mr. Patman’s appointment, the Company entered into an executive employment agreement with Mr. Patman, dated, and effective, as of October 27, 2025 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, on October 27, 2025, Mr. Patman received the following awards which were issued pursuant to the Company’s Amended and Restated 2018 Equity Incentive Plan, as amended from time to time: a stock award of 83,207 shares of the Company’s common stock; a restricted stock unit award for 83,208 shares of the Company’s common stock (the “Initial RSU Award”); and an incentive stock option to purchase 185,000 shares of the Company’s common stock (the “Initial Stock Option” and, together with the Initial RSU Award, the “Initial Equity Awards”). Both Initial Equity Awards vest according to the following schedule: 34% of the total on October 27, 2026; 33% of the total on October 27, 2027; and 33% of the total on October 27, 2028. The Initial Stock Option has a term of ten years and an exercise price of $1.21 per share (the closing price of the Company’s common stock on October 27, 2025).

Investment in Kukio Resort Land Development Partnerships

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights for Increment II for $2,000,000 of which $70,000 was received. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The closing of this transaction is entirely dependent on the purchaser and therefore may not happen.

Subsequent to fiscal 2025, pursuant to a unit purchase agreement KDK, of which Barnwell holds a 19.6% interest, agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

Private Placement Offering

On November 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), including certain directors of the board of directors of the Company pursuant to which the Company agreed to issue and sell an aggregate of: (i) 2,221,141 shares of its common stock, par value $0.50 per share (the “Common Stock”), and (ii) warrants (the “Common Warrants”) to purchase up to 1,029,104 shares of Common Stock (the “Warrant Shares”) in a private placement offering of the Company’s securities (the “Offering”). The directors of the Company participating as Purchasers in the Offering and certain other Purchasers did not receive any Common Warrants.

The price of the shares of Common Stock sold in the private placement was $1.10 per share of Common Stock. The Common Warrants have an exercise price of $1.65 per share, can be exercised starting one hundred eighty (180) days following the date of closing of the Offering (the “Initial Exercise Date”) and will be exercisable for three years following the Initial Exercise Date.

The Offering closed on November 28, 2025 (the “Closing Date”) and the gross proceeds received from the Offering was approximately $2,443,000.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for resale the shares of Common Stock and the Warrant Shares and plans to file an initial registration statement covering such resale no later than forty-five (45) days after the Closing Date.

In connection with the transaction, and conditioned upon the Closing, one of the Purchasers, Mr. Bradley L. Radoff, had the right to appoint a director to the Company’s board of directors. Accordingly, the Company has appointed Mr. Radoff’s designee, Mr. Joshua E. Schechter, effective November 28, 2025, to the Board of Directors to serve until the Company’s next annual meeting of stockholders.

The foregoing descriptions of the Purchase Agreement and the Common Warrants are not complete and are qualified in their entirety by reference to the full text of the Form of Purchase Agreement and the Form of Common Warrant, which are attached as Exhibit 10.1 and 4.1, respectively, to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2025.

22.                           SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

23.                           SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

The following tables summarize information relative to Barnwell’s oil and natural gas operations, which are conducted in Canada and was, until August 8, 2025, conducted in the U.S. states of Oklahoma and Texas (see Note 7). Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved and proved producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)                           Oil and Natural Gas Reserves

The following tables summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids and natural gas, which are now all located in Canada. All of the information regarding reserves in this Form 10-K is derived from the report of our independent petroleum reserve engineers, InSite, and is included as an Exhibit to this Form 10-K. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made.

	Oil (Bbls)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2023	787,000	112,000	899,000
Revisions of previous estimates	222,000	(3,000)	219,000
Extensions, discoveries and other additions	117,000	—	117,000
Acquisitions of reserves	4,000	—	4,000
Less sales of reserves	(54,000)	—	(54,000)
Less production	(184,000)	(19,000)	(203,000)
Balance at September 30, 2024	892,000	90,000	982,000
Revisions of previous estimates	(65,000)	(1,000)	(66,000)
Less sales of reserves	(20,000)	(79,000)	(99,000)
Less production	(164,000)	(10,000)	(174,000)
Proved Reserves, September 30, 2025	643,000	—	643,000

	NGL (Bbls)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2023	150,000	177,000	327,000
Revisions of previous estimates	70,000	15,000	85,000
Extensions, discoveries and other additions	15,000	—	15,000
Acquisitions of reserves	2,000	—	2,000
Less sales of reserves	(2,000)	—	(2,000)
Less production	(36,000)	(28,000)	(64,000)
Balance at September 30, 2024	199,000	164,000	363,000
Revisions of previous estimates	44,000	(22,000)	22,000
Less sales of reserves	(35,000)	(129,000)	(164,000)
Less production	(43,000)	(13,000)	(56,000)
Proved Reserves, September 30, 2025	165,000	—	165,000

	Natural Gas (Mcf)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2023	5,010,000	1,691,000	6,701,000
Revisions of previous estimates	826,000	82,000	908,000
Extensions, discoveries and other additions	313,000	—	313,000
Acquisitions of reserves	16,000	—	16,000
Less sales of reserves	(139,000)	—	(139,000)
Less production	(1,085,000)	(259,000)	(1,344,000)
Balance at September 30, 2024	4,941,000	1,514,000	6,455,000
Revisions of previous estimates	(263,000)	(66,000)	(329,000)
Less sales of reserves	(283,000)	(1,309,000)	(1,592,000)
Less production	(966,000)	(139,000)	(1,105,000)
Proved Reserves, September 30, 2025	3,429,000	—	3,429,000

	Total Equivalent Reserves (Boe)
	Canada	United States	Total
Proved reserves:
Balance at September 30, 2023	1,772,000	571,000	2,343,000
Revisions of previous estimates	430,000	27,000	457,000
Extensions, discoveries and other additions	184,000	—	184,000
Acquisitions of reserves	9,000	—	9,000
Less sales of reserves	(79,000)	—	(79,000)
Less production	(401,000)	(90,000)	(491,000)
Balance at September 30, 2024	1,915,000	508,000	2,423,000
Revisions of previous estimates	(65,000)	(37,000)	(102,000)
Less sales of reserves	(102,000)	(425,000)	(527,000)
Less production	(368,000)	(46,000)	(414,000)
Proved Reserves, September 30, 2025	1,380,000	—	1,380,000

The following tables summarize changes in the estimates of Barnwell’s net interests in total proved undeveloped reserves and presents the balances of total proved developed reserves of oil and natural gas liquids and natural gas, which are now all located in Canada. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made.

	Oil (Bbls)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	92,000	—	92,000
Conversion to proved developed reserves	(98,000)	—	(98,000)
Revisions of previous estimates	6,000	—	6,000
Additions due to a new well	109,000	—	109,000
Balance at September 30, 2024	109,000	—	109,000
Revisions of previous estimates	(109,000)	—	(109,000)
Proved Undeveloped Reserves, September 30, 2025	—	—	—

Proved Developed Reserves, September 30, 2024	783,000	90,000	873,000
Proved Developed Reserves, September 30, 2025	643,000	—	643,000

	NGL (Bbls)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	18,000	—	18,000
Conversion to proved developed reserves	(10,000)	—	(10,000)
Revisions of previous estimates	(8,000)	—	(8,000)
Additions due to a new well	23,000	—	23,000
Balance at September 30, 2024	23,000	—	23,000
Revisions of previous estimates	(23,000)	—	(23,000)
Proved Undeveloped Reserves, September 30, 2025	—	—	—

Proved Developed Reserves, September 30, 2024	176,000	164,000	340,000
Proved Developed Reserves, September 30, 2025	165,000	—	165,000

	Natural Gas (Mcf)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	608,000	—	608,000
Conversion to proved developed reserves	(279,000)	—	(279,000)
Revisions of previous estimates	(330,000)	—	(330,000)
Additions due to a new well	641,000	—	641,000
Balance at September 30, 2024	640,000	—	640,000
Revisions of previous estimates	(640,000)	—	(640,000)
Proved Undeveloped Reserves, September 30, 2025	—	—	—

Proved Developed Reserves, September 30, 2024	4,301,000	1,514,000	5,815,000
Proved Developed Reserves, September 30, 2025	3,429,000	—	3,429,000

	Total Equivalent Reserves (Boe)
	Canada	United States	Total
Proved undeveloped reserves:
Balance at September 30, 2023	211,000	—	211,000
Conversion to proved developed reserves	(155,000)	—	(155,000)
Revisions of previous estimates	(56,000)	—	(56,000)
Additions due to a new well	239,000	—	239,000
Balance at September 30, 2024	239,000	—	239,000
Revisions of previous estimates	(239,000)	—	(239,000)
Proved Undeveloped Reserves, September 30, 2025	—	—	—

Proved Developed Reserves, September 30, 2024	1,676,000	508,000	2,184,000
Proved Developed Reserves, September 30, 2025	1,380,000	—	1,380,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities in Canada and the U.S. are summarized as follows:

	September 30, 2025
	Canada	United States	Total
Proved properties	$74,511,000	$—	$74,511,000
Unproved properties	—	—	—
Total capitalized costs	74,511,000	—	74,511,000
Accumulated depletion, depreciation, and impairment	65,358,000	—	65,358,000
Net capitalized costs	$9,153,000	$—	$9,153,000

	September 30, 2024
	Canada	United States	Total
Proved properties	$76,963,000	$6,594,000	$83,557,000
Unproved properties	—	—	—
Total capitalized costs	76,963,000	6,594,000	83,557,000
Accumulated depletion, depreciation, and impairment	64,402,000	2,601,000	67,003,000
Net capitalized costs	$12,561,000	$3,993,000	$16,554,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30, 2025
	Canada	United States	Total
Acquisition of properties:
Proved	$—	$—	$—
Unproved	—	—	—
Exploration costs	22,000	—	22,000
Development costs	234,000	—	234,000
Total	$256,000	$—	$256,000

	Year ended September 30, 2024
	Canada	United States	Total
Acquisition of properties:
Proved	$146,000	$—	$146,000
Unproved	—	—	—
Exploration costs	34,000	—	34,000
Development costs	3,865,000	183,000	4,048,000
Total	$4,045,000	$183,000	$4,228,000

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30, 2025
	Canada	United States	Total
Net revenues	$12,392,000	$1,171,000	$13,563,000
Production costs	(8,546,000)	(420,000)	(8,966,000)
Depletion	(2,801,000)	(343,000)	(3,144,000)
Impairment of assets	—	(865,000)	(865,000)
Pre-tax results of operations (1)	1,045,000	(457,000)	588,000
Estimated income tax expense (2)	214,000	10,000	224,000
Results of operations (1)	$831,000	$(467,000)	$364,000

	Year ended September 30, 2024
	Canada	United States	Total
Net revenues	$15,093,000	$2,303,000	$17,396,000
Production costs	(9,230,000)	(619,000)	(9,849,000)
Depletion	(4,139,000)	(808,000)	(4,947,000)
Impairment of assets	(2,164,000)	(721,000)	(2,885,000)
Pre-tax results of operations (1)	(440,000)	155,000	(285,000)
Estimated income tax expense (2)	320,000	20,000	340,000
Results of operations (1)	$(760,000)	$135,000	$(625,000)
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

The estimated future cash flows at September 30, 2025 and 2024 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2025 and 2024 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30, 2025
	Canada	United States	Total
Future cash inflows	$48,624,000	$—	$48,624,000
Future production costs	(30,967,000)	—	(30,967,000)
Future development costs	(50,000)	—	(50,000)
Future income tax expenses	(972,000)	—	(972,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	16,635,000	—	16,635,000
Future abandonment, decommissioning and reclamation	(18,007,000)	—	(18,007,000)
Future net cash flows	(1,372,000)	—	(1,372,000)
10% annual discount for timing of cash flows	8,042,000	—	8,042,000
Standardized measure of discounted future net cash flows	$6,670,000	$—	$6,670,000

	Year ended September 30, 2024
	Canada	United States	Total
Future cash inflows	$75,293,000	$12,043,000	$87,336,000
Future production costs	(42,601,000)	(5,080,000)	(47,681,000)
Future development costs	(2,795,000)	—	(2,795,000)
Future income tax expenses	(2,666,000)	(161,000)	(2,827,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	27,231,000	6,802,000	34,033,000
Future abandonment, decommissioning and reclamation	(18,026,000)	(50,000)	(18,076,000)
Future net cash flows	9,205,000	6,752,000	15,957,000
10% annual discount for timing of cash flows	2,697,000	(2,804,000)	(107,000)
Standardized measure of discounted future net cash flows	$11,902,000	$3,948,000	$15,850,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2025	2024
Beginning of year	$15,850,000	$19,913,000
Sales of oil and natural gas produced, net of production costs	(4,597,000)	(7,547,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(2,132,000)	(12,201,000)
Extensions and discoveries	—	1,725,000
Net change due to purchases and sales of minerals in place	(3,715,000)	(895,000)
Changes in future development costs	2,610,000	170,000
Revisions of previous quantity estimates	(1,618,000)	9,478,000
Net change in income taxes	(854,000)	1,786,000
Accretion of discount	1,156,000	3,359,000
Other - changes in the timing of future production and other	354,000	76,000
Other - net change in Canadian dollar translation rate	(384,000)	(14,000)
Net change	(9,180,000)	(4,063,000)
End of year	$6,670,000	$15,850,000

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

As of September 30, 2025, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2025 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below identifies our current directors.

Name	Position Held with the Company	Age
Kenneth S. Grossman 1, 2, 3, 4A	Chairman of the Board of Directors, Director	69
Craig D. Hopkins [2]	Director, Chief Executive Officer, President	52
Joshua S. Horowitz 1, 3A, 4	Director	48
Philip J. McPherson 1A, 2A	Director	51
Philip F. Patman	Director, Executive Vice President - Finance	57
Joshua E. Schechter	Director	52

1A Chair of the Audit Committee	[1] Member of the Audit Committee
2A Chair of the Reserves Committee	[2] Member of the Reserves Committee
3A Chair of the Compensation Committee	[3] Member of the Compensation Committee
4A Chair of the Nominating Committee	[4] Member of the Nominating Committee

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

Joshua S. Horowitz2 – Portfolio Manager at Palm Management (US) LLC. Mr. Horowitz has held senior positions at Inverlochy Capital, an asset management firm, and Berggruen Holdings, the family office of Nicolas Berggruen. He began his career at Crossway Partners, a value strategy investment partnership. Mr. Horowitz holds a BS in Management, magna cum laude, from Binghamton University and also studied at the Bath School of Management in the United Kingdom. Mr. Horowitz also earned a NACD CERT Certificate in Cyber-Risk Oversight, issued by Carnegie Mellon University. Mr. Horowitz previously served as a Director of The Lincoln General Insurance Company (private), as well as 1347 Capital Corp (Nasdaq: TFSC), and is currently Chairman of the Board of Limbach Holdings (Nasdaq: LMB), a leading mechanical engineering concern. Since December 2023, he has served as Chairman of the Board of BK Technologies Corporation (NYSE: BKTI), a wireless communications company focused on the public safety market. He has also served on the Board of NeuroMetrix (Nasdaq: NURO), a non-invasive medical device concern since April 2024. Mr. Horowitz formerly served on the Board of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) and Minim, Inc. (Nasdaq: MINM), and was Interim Chairman of the Board of Birner Dental Management Services, Inc. (OTC: BDMS), where he led the Company’s sale to Mid Atlantic Dental Partners. Mr. Horowitz also was a Board Observer at Biomerica, Inc. (Nasdaq: BMRA). Mr. Horowitz’s background in management and the investment community gives him significant insight into corporate operations, investment opportunities, commodities and business issues facing the Company and his experience on numerous boards bring significant strategic, consensus-building and management skills to the Company.

Philip J. McPherson2 – Director since 2025. Director from April 2020 to April 2023. Director from April 2020 to April 2023. Vice President of Capital Markets, Riot Blockchain, Inc. since March 1, 2021. Chief Financial Officer, Secretary, Treasurer and a director of Citadel Exploration, Inc. (OTCMKTS: COIL), a publicly traded energy company engaged in the exploration and development of oil and natural gas properties, from September 2012 to March 1, 2021, with nearly two decades of experience in the capital markets and financial services sectors. Mr. McPherson was also appointed as Interim Chief Executive Officer of Citadel Exploration in May 2019. He started his career as a retail stockbroker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company. At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration and production companies. In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award and was named a Zack’s 5-Star Analyst for three consecutive years. He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors Degree in Economics from East Carolina University.

Philip F. Patman, Jr. – Director since 2025. Licensed attorney in the State of Texas with more than two decades of global finance, operations, and capital markets leadership across oil and gas, power and renewables, industrial technology, and digital infrastructure. His background includes public and private company CFO roles, board-level advisory work, execution of equity and debt financings, restructurings, asset sales, joint ventures, and cross-border M&A. He has built and led finance organizations, overseen FP&A, treasury, investor relations, risk management, and multi-jurisdictional reporting, and has partnered with operating teams to drive cost discipline and cash-flow generation. Mr. Patman’s background includes senior roles at Pantheon Resources plc, MacroFab, Soluna Holdings, VAALCO Energy, PTT Exploration & Production, Ameresco, earlier work in independent power and project finance, and private equity/infrastructure investing. Mr. Patman holds a B.A. from the University of Texas at Austin Plan II Honors program, and a Juris Doctor from the University of Houston Law Center.

2 This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Joshua E. Schechter3 – Director since 2025. Private Investor. Mr. Schechter serves as a director of Pursuit Attractions and Hospitality, Inc., where he is chairman of the board, and Lifecore Biomedical, Inc., where he is chairman of the nominating and governance committee. Mr. Schechter also served as a director of Bed Bath & Beyond Inc. (formerly NASDAQ: BBBY), a retailer of domestic merchandise and home furnishings, from May 2019 through June 2023, as well as being a member of its Audit Committee. Mr. Schechter earned a Master of Public Administration in Professional Accounting and a Bachelor of Business Administration from The University of Texas at Austin.

Named Executive Officers of the Company

The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2025, their positions and offices with the Company and the period during which each has served.

Name	Age	Position with the Company
Craig D. Hopkins	52	Director since September 2025. Chief Executive Officer and President since April 1, 2024. President of Octavian Oil, Ltd. since March 1, 2017, President and Chief Operating Officer of Barnwell of Canada, Limited since July 1, 2020. Octavian Oil, Ltd. and Barnwell of Canada, Limited are wholly-owned subsidiaries of Barnwell Industries, Inc.
Russell M. Gifford	71	Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985. Secretary from December 2002 to March 31, 2024. President of Water Resources International, Inc., a previously wholly-owned subsidiary of the Company, December 1999 to March 2025.

Board Meetings

The Board of Directors held fourteen meetings during the fiscal year ended September 30, 2025, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board of Directors on which each director served. The independent directors met on six occasions out of the presence of management during the fiscal year ended September 30, 2025.

Audit Committee

The members of the Audit Committee are Mr. McPherson, Chairman, and Messrs. Grossman and Horowitz. All of the members of the Audit Committee are independent (as independence is defined in Section 803(A) of the NYSE American listing standards). The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. McPherson, is a financial expert based on his experience as Chief Financial Officer of a public company. Mr. McPherson, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website. The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial
3 This director is independent as defined in Section 803(A) of the NYSE American listing standards.

statements as well as all related party transactions and potential conflicts of interest. During the fiscal year ended September 30, 2025, the Audit Committee held four meetings.

Nominating Committee

The Board of Directors has a standing Nominating Committee which has a nominating committee charter, a copy of which is available on our website. The members of the Nominating Committee are Mr. Grossman, Chairman, and Mr. Horowitz. During the fiscal year ended September 30, 2025, the Nominating Committee held one meeting. The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the Board of Directors at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

The Company does not have a specific policy regarding the diversity of the Board. Instead, the Board considers its overall composition when considering director candidates, including whether the Board has an appropriate combination of professional experience, skills, knowledge and variety of viewpoints and backgrounds in light of the Company’s current and expected future needs. The Board also believes that it is desirable for new candidates to contribute to a variety of viewpoints on the Board, which may be enhanced by a mix of different professional and personal backgrounds and experiences.

Reserves Committee

The members of the Reserves Committee are Mr. McPherson, Chairman, and Messrs. Grossman and Hopkins. During the fiscal year ended September 30, 2025, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Mr. Horowitz, Chairman, and Mr. Grossman. The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable. The Compensation Committee held one meeting during the fiscal year ended September 30, 2025. The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

Executive Committee

The members of the Executive Committee are Mr. Horowitz, Chairman, and Mr. Grossman. During the fiscal year ended September 30, 2025, the Executive Committee held six meetings.

Code of Ethics

The Company has adopted a code of ethics that applies to all of our executive and non-executive employees. The code of ethics contains certain additional terms applicable to our Chief Executive Officer and Chief Financial Officer. The Company’s code of ethics may be found on the Company’s website at: www.brninc.com/ethics0304.pdf.

Beneficial Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file certain reports of beneficial ownership with the SEC. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year, except as noted below:

•Philip McPherson inadvertently filed a late Form 3 with respect to his initial statement of beneficial ownership. This report has since been filed.
•Kenneth Grossman inadvertently filed one late Form 4 reporting a common stock award granted on September 29, 2025. This report has since been filed.

ITEM 11.                             EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2025 and September 30, 2024 to (1) Craig D. Hopkins, our Chief Executive Officer and President as of April 1, 2024 (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer and Treasurer, and who was our Secretary until March 31, 2024 and (3) Alexander C. Kinzler, our Secretary and General Counsel and who was our Chief Executive Officer, President and Chief Operating Officer until March 31, 2024.
No Named Executive Officer was granted an option award or non-equity incentive plan compensation in fiscal year 2025 or 2024 or received above-market or preferential earnings on compensation that was deferred on a basis that was not tax-qualified. As a result, such columns have been omitted.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation (s)[4]	Total ($)
Craig D. Hopkins Chief Executive Officer and President[5]	2025	189,502	—	113,520[6]	—	303,022
	2024	180,075	35,270	157,800[7]	—	373,145
Russell M. Gifford Executive Vice President, Chief Financial Officer and Treasurer	2025	280,000	36,250	—	—	316,250
	2024	280,000	22,500	—	—	302,500
Alexander C. Kinzler Secretary and General Counsel[8]	2025	175,000	37,500	—	13,631	226,131
	2024	175,000	22,500	—	11,361	208,861

Grants of Plan-Based Awards

Name	Grant Date	Number of Units (#)
Craig D. Hopkins	May 16, 2024	60,000

4 This amount represents perquisites received with respect to medical insurance.
5 All ($) amounts with respect to Mr. Hopkins are the U.S. Dollar equivalent of compensation paid in Canadian Dollars. Mr. Hopkins became a Named Executive Officer as of April 1, 2024 when he was appointed as the Company’s Chief Executive Officer and President. Mr. Hopkins’s salary as Chief Executive Officer of the Company, effective April 1, 2024, is $188,945 which is the U.S. Dollar equivalent of C$265,000. His 2025 bonus is expected to be paid in restricted stock units.
6 Mr. Hopkins received a grant of 66,000 restricted stock units on January 9, 2025.
7 Mr. Hopkins received a grant of 60,000 restricted stock units on May 16, 2024.
8 Mr. Kinzler was Chief Executive Officer and President until March 31, 2024.

Outstanding Equity Awards at Fiscal Year-End 2025

The following Outstanding Equity Awards At Fiscal Year-End 2025 tables sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2025 to each Named Executive Officer.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Craig D. Hopkins	60,000 shares of Common Stock	—	3.33	02/2031
Russell M. Gifford	60,000 shares of Common Stock	—	3.33	02/2031
Alexander C. Kinzler	60,000 shares of Common Stock	—	3.66	02/2026

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Craig D. Hopkins	60,000[9]	135,600
Russell M. Gifford	—	—
Alexander C. Kinzler	—	—

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

9 Mr. Hopkins received a grant of 60,000 restricted stock units on May 16, 2024. Such restricted stock units vest as follows: 20,000 on May 16, 2025; 20,000 on May 16, 2026; and 20,000 on May 16, 2027.

Director Compensation

Our non-employee directors receive cash compensation and equity compensation for their service on the Board of Directors. The compensation committee reviews the compensation of our non-employee directors periodically and recommends changes to the Board of Directors when it deems appropriate.

The following Director Compensation table sets forth information with regard to the Board of Directors (other than Mr. Hopkins, an officer of the Company), with regard to compensation paid to them during the fiscal year ended September 30, 2025.

No non-employee members of the Board of Directors earned any non-equity incentive plan compensation or nonqualified deferred compensation earnings in fiscal year 2024. As a result, the relevant columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation	Total ($)
Kenneth S. Grossman	50,000	134,800[10]	—	184,800
Joshua S. Horowitz	50,000	134,800[10]	—	50,000
Philip J. McPherson	—	—	—	—
Laurance E. Narbut[11]	20,533	—	—	20,533
Douglas N. Woodrum[12]	31,250	—	—	31,250

10 Represents a grant by the Board of Directors on October 24, 2024 of 26,455 restricted stock units valued at $50,000 to the independent directors of the Board of Directors as partial payment of fiscal 2025 director fees for their service as members of the Board of Directors from the period of October 1, 2024 to September 30, 2025 and a grant by the Board of Directors on September 29, 2025 of 65,000 shares of common stock to Messrs. Grossman and Horowitz in recognition of their extraordinary efforts with respect to various legal matters addressed by the Company during Fiscal 2025.
11 Laurance Narbut resigned from the Board of Directors effective as of February 19, 2025.
12 Douglas N. Woodrum was removed from the Board of Directors and all committees on which he served as a result of the Sherwood Group Consent Solicitation on May 16, 2025.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 15, 2025, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership[13]	Percent Of Class
Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	867,544	6.9%
Ned L. Sherwood	4731 North Highway A1A, Ste 213 Vero Beach, Florida	2,685,792[14]	24.1%
Bradley L. Radoff	272 Kirby Drive Houston, Texas	1,120,181[15]	8.9%
Barnwell Industries, Inc. Employee Pension Plan Trust	1100 Alakea Street, Ste 500 Honolulu, Hawaii	629,525	5.0%
Alexander C. Kinzler	1100 Alakea Street, Ste 500 Honolulu, Hawaii	999,500[16]	8.0%
Joshua S. Horowitz	1100 Alakea Street, Ste 500 Honolulu, Hawaii	439,619[17]	3.5%
Joshua E. Schechter	1100 Alakea Street, Ste 500 Honolulu, Hawaii	39,849[18]	*
Russell M. Gifford	1100 Alakea Street, Ste 500 Honolulu, Hawaii	160,000[19]	1.3%
13 A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options or the vesting of restricted stock units. Each beneficial owner’s percentage of ownership is determined by assuming that options and/or restricted stock units that are held by such person (but not those held by any other person) and which are exercisable or vest as of and within 60 days following the date of this table have been exercised or have vested. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.
14 Represents shares held as of December 4, 2025, as reported on Schedule 13D filed by Ned L. Sherwood. According to such filing, Mr. Sherwood may be deemed to beneficially own 2,685,792 shares of Common Stock, which includes (i) 2,461,497 shares of Common Stock held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer, and (ii) 224,295 shares of Common Stock held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.
15 Represents shares held as of November 24, 2025, as reported on Schedule 13D filed by Bradley L. Radoff. According to such filing, Mr. Radoff may be deemed to beneficially own 1,120,181 shares of Common Stock, which includes (i) 560,090 shares of Common Stock held by the Radoff Family Foundation, of which Mr. Radoff is a director, and (ii) 560,091 shares of Common Stock held by Mr. Radoff.
16 Includes 60,000 shares of Common Stock underlying stock options, all of which are currently exercisable.
17 Includes 315,276 shares held by Palm Global Small Cap Master Fund LP (“Palm Global”) and 124,343 shares held directly by Mr. Horowitz. Palm Management (US) LLC, who, as the investment manager of Palm Global, may be deemed to be a beneficial owner of the shares of Common Stock disclosed as directly owned by Palm Global. Due to his position with Palm Global and Palm Management (US) LLC, Mr. Horowitz may be deemed to be a beneficial owner of the shares of Common Stock disclosed as directly owned by Palm Global. Mr. Horowitz has expressly disclaimed such beneficial ownership except to the extent of his pecuniary interest therein. Mr. Horowitz also has restricted stock units representing a total of 77,878 shares of Common Stock, none of which vest within 60 days of the date of this table, and, as such, those restricted stock units are excluded from the share count.
18 Mr. Schechter also has restricted stock units representing a total of 43,860 shares of Common Stock, none of which vest within 60 days of the date of this table, and, as such, those restricted stock units are excluded from the share count.
19 Includes 60,000 shares of Common Stock underlying stock options, all of which are currently exercisable.

Kenneth S. Grossman	1100 Alakea Street, Ste 500 Honolulu, Hawaii	262,971[20]	2.1%
Philip F. Patman, Jr.	1100 Alakea Street, Ste 500 Honolulu, Hawaii	127,003[21]	1.0%
Craig D. Hopkins	1100 Alakea Street, Ste 500 Honolulu, Hawaii	127,000[22]	1.0%
Philip J. McPherson	1100 Alakea Street, Ste 500 Honolulu, Hawaii	—[23]	*
All directors and executive officers as a group (6 persons)		1,155,942[14]	16.9%
________________________
 * Represents less than 1% of the outstanding shares of Common Stock of the Company.

20 Includes 60,000 shares of Common Stock underlying stock options, all of which are currently exercisable. Mr. Grossman also has restricted stock units representing a total of 77,878 shares of Common Stock, none of which vest within 60 days of the date of this table, and, as such, those restricted stock units are excluded from the share count.
21 Mr. Patman also has restricted stock units representing a total of 92,554 shares of Common Stock, none of which vest within 60 days of the date of this table, and, as such, those restricted stock units are excluded from the share count. Mr. Patman also has stock options for 185,000 shares of Common Stock, none of which exercisable within 60 days of the date of this table, and, as such, those stock options are excluded from the share count.
22 Includes 60,000 shares of Common Stock underlying stock options, all of which are currently exercisable and restricted stock units representing a total of 22,000 shares of Common Stock which vest within 60 days of the date of this table. Mr. Hopkins also has restricted stock units representing a total of 84,000 shares of Common Stock, none of which vest within 60 days of the date of this table, and, as such, those restricted stock units are excluded from the share count.
23 Mr. McPherson has restricted stock units representing a total of 44,445 shares of Common Stock, none of which vest within 60 days of the date of this table, and, as such, those restricted stock units are excluded from the share count.

Equity Compensation Plan Information

The following table provides information about Barnwell's common stock that may be issued upon exercise of options and rights under Barnwell's existing equity compensation plan as of September 30, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	569,174	$3.38	751,724
Equity compensation plans not approved by security holders	—	—	—
Total	569,174	$3.38	751,724
________________

(1)        In addition to shares issuable upon exercise of stock options, includes 154,174 restricted stock units, issuable under the 2018 Equity Incentive Plan at a rate of one share for each restricted stock unit. The restricted stock units do not have an exercise price. Therefore, these awards are not included in the calculation of weighted average exercise price in column (b).

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

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P., the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented. Weaver and Tidwell, L.L.P. has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Weaver and Tidwell, L.L.P. its independence. The committee also concluded that Weaver and Tidwell, L.L.P.’s performance of tax services to us and our affiliates, as pre-approved by the committee and described in the next section, does not impair Weaver and Tidwell, L.L.P.’s independence. Based upon its discussions with management and with Weaver and Tidwell, L.L.P., the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Audit Fees

The aggregate fees billed to the Company by Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2025 totaled $343,795. For the comparable services provided for the fiscal year ended September 30, 2024, the aggregate fees billed to the Company totaled $367,264.

Audit-Related Fees

For the fiscal years ended September 30, 2025 and September 30, 2024 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

For the fiscal years ended September 30, 2025 and September 30, 2024 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for professional services rendered in connection with tax compliance, tax advice and tax planning services.

All Other Fees

For the fiscal years ended September 30, 2025 and September 30, 2024 the Company did not incur and Weaver and Tidwell, L.L.P., the Company’s independent registered public accounting firm, did not bill the Company for fees other than Audit Fees.

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

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm - WEAVER AND TIDWELL, L.L.P. (PCAOB ID: 410)

Consolidated Balance Sheets – September 30, 2025 and 2024

Consolidated Statements of Operations – for the years ended September 30, 2025 and 2024

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2025 and 2024

Consolidated Statements of Equity – for the years ended September 30, 2025 and 2024

Consolidated Statements of Cash Flows – for the years ended September 30, 2025 and 2024

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2*	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934

4.3
Rights Agreement, dated as of January 26, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent, which includes as Exhibit A the Form of Right Certificate. (22)

4.4	Amendment No. 1 to the Rights Agreement, dated as of February 6, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights agent.(23)

4.5	Form of Common Warrant (26)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8#	Form of Option Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11#	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

10.13	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP (17)

10.14#	Form of Stock Grant Award Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (18)

10.15#	Form of Director Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (19)

10.16#	Form of Employee Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (13)

10.17	Stock Purchase Agreement, dated March 14, 2025 (24)

10.18^	Purchase and Sale Agreement, dated August 8, 2025 (25)

10.19	Form of Securities Purchase Agreement (20)

19.1*	Statement of Company Policy on Insider Trading

21*	List of Subsidiaries

23.1*	Consent of InSite Petroleum Consultants Ltd.

23.2*	Consent of Weaver and Tidwell, L.L.P.

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

97	Barnwell Industries, Inc. Clawback Policy (21)

99.1*	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
 __________________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Management contract or compensatory plan or arrangement.
^       Certain confidential information has been omitted from a portion of this exhibit..
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2022.
(2)       Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on September 15, 2025.
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
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.
(17)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 13, 2023.
(18)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2023.
(19)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.
(20)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2025.
(21)            Incorporated by reference to Exhibit 97 to Registrant’s Form 10-K for the year ended September 30, 2023.
(22)      Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on January 27, 2025.
(23)      Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on February 7, 2025.
(24)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2025.
(25)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on August 13, 2025.
(26)      Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on November 26, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Executive Vice President, Chief Financial Officer, and Treasurer
Date:	December 22, 2025

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

/s/ Craig D. Hopkins	/s/ Russell M. Gifford
Craig D. Hopkins President and Chief Executive Officer Date: December 22, 2025	Russell M. Gifford Executive Vice President, Chief Financial Officer and Treasurer Date: December 22, 2025

/s/ Kenneth S. Grossman	/s/ Joshua S. Horowitz
Kenneth S. Grossman, Chairman of the Board Date: December 22, 2025	Joshua S. Horowitz, Director Date: December 22, 2025

/s/ Philip J. McPherson	/s/ Philip F. Patman, Jr.
Philip J. McPherson, Director Date: December 22, 2025	Philip F. Patman, Jr., Director Date: December 22, 2025

/s/ Joshua E. Schechter
Joshua E. Schechter, Director Date: December 22, 2025

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

4.2*	Description of Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934

4.3
Rights Agreement, dated as of January 26, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent, which includes as Exhibit A the Form of Right Certificate. (22)

4.4	Amendment No. 1 to the Rights Agreement, dated as of February 6, 2025, by and between Barnwell Industries, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights agent.(23)

4.5	Form of Common Warrant (26)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (9)

10.7	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (10)

10.8#	Form of Option Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (11)

10.9	Asset Purchase and Sale Agreement, dated July 8, 2021, between Barnwell of Canada, Limited and Tourmaline Oil Corp. (12)

10.10	Cooperation and Support Agreement, dated January 27, 2021 (14)

10.11#	Amended and Restated 2018 Equity Incentive Plan (15)

10.12	Sales Agent Agreement, dated March 16, 2021 (16)

10.13	Purchase and Sale Agreement, dated as of December 12, 2022, between Barnwell Texas, LLC and Alchemist Energy LeaseCo, LP (17)

10.14#	Form of Stock Grant Award Agreement under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (18)

10.15#	Form of Director Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (19)

10.16#	Form of Employee Restricted Stock Unit Award under Barnwell Industries, Inc. 2018 Equity Incentive Plan, as amended (13)

10.17	Stock Purchase Agreement, dated March 14, 2025 (24)

10.18^	Purchase and Sale Agreement, dated August 8, 2025 (25)

10.19	Form of Securities Purchase Agreement (20)

19.1*	Statement of Company Policy on Insider Trading

21*	List of Subsidiaries

23.1*	Consent of InSite Petroleum Consultants Ltd.

23.2*	Consent of Weaver and Tidwell, L.L.P.

24.1*	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

97	Barnwell Industries, Inc. Clawback Policy (21)

99.1*	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Management contract or compensatory plan or arrangement.
^       Certain confidential information has been omitted from a portion of this exhibit..
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for quarterly period ended June 30, 2022.
(2)       Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on September 15, 2025.
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
(16)            Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on March 16, 2021.
(17)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 13, 2023.
(18)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2023.

(19)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 15, 2023.
(20)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2025.
(21)            Incorporated by reference to Exhibit 97 to Registrant’s Form 10-K for the year ended September 30, 2023.
(22)      Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on January 27, 2025.
(23)      Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on February 7, 2025.
(24)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2025.
(25)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on August 13, 2025.
(26)      Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on November 26, 2025.