Form 10-Q
period 2025-12-31
BARNWELL INDUSTRIES INC
filed 2026-02-23
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2025
or
☐              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Greenway Plaza, Suite 1800Q, Houston, Texas	77046
(Address of principal executive offices)	(Zip code)

(713) 730-7026
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American

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

As of February 20, 2026 there were 12,566,314 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,622,000	$2,886,000
Accounts and other receivables, net of allowance for credit losses of: $50,000 at December 31, 2025; $49,000 at September 30, 2025	1,411,000	1,621,000
Note receivable	200,000	300,000
Other current assets	594,000	423,000
Total current assets	5,827,000	5,230,000
Asset for retirement benefits	6,056,000	5,928,000
Operating lease right-of-use assets	120,000	145,000
Other non-current assets	380,000	347,000
Property and equipment:
Proved oil and natural gas properties (full cost method)	75,952,000	74,511,000
Other property and equipment	504,000	500,000
Total property and equipment	76,456,000	75,011,000
Accumulated depletion, impairment, depreciation, and amortization	(67,372,000)	(65,849,000)
Total property and equipment, net	9,084,000	9,162,000
Total assets	$21,467,000	$20,812,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,935,000	$2,182,000
Accrued capital expenditures	270,000	185,000
Accrued compensation	262,000	264,000
Accrued operating and other expenses	628,000	1,022,000
Current portion of asset retirement obligation	615,000	613,000
Other current liabilities	291,000	460,000
Total current liabilities	4,001,000	4,726,000
Operating lease liabilities	82,000	93,000
Liability for retirement benefits	1,776,000	1,791,000
Asset retirement obligation	7,404,000	7,162,000
Deferred income tax liabilities	18,000	18,000
Total liabilities	13,281,000	13,790,000
Commitments and contingencies (Note 16)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 12,705,964 issued at December 31, 2025; 10,241,434 issued at September 30, 2025	6,353,000	5,121,000
Additional paid-in capital	9,410,000	8,039,000
(Accumulated deficit) retained earnings	(7,934,000)	(6,508,000)
Accumulated other comprehensive income, net	2,615,000	2,642,000
Treasury stock, at cost: 167,900 shares at December 31, 2025 and September 30, 2025	(2,286,000)	(2,286,000)
Total stockholders’ equity	8,158,000	7,008,000
Non-controlling interests	28,000	14,000
Total equity	8,186,000	7,022,000
Total liabilities and equity	$21,467,000	$20,812,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2025	2024
Revenues:
Oil and natural gas	$2,630,000	$3,897,000
Sale of interest in leasehold land	70,000	—
Gas processing and other	46,000	37,000
	2,746,000	3,934,000
Costs and expenses:
Oil and natural gas operating	2,071,000	2,496,000
General and administrative	1,616,000	1,163,000
Depletion, depreciation, and amortization	592,000	904,000
Impairment of assets	—	613,000
Foreign currency (gain) loss	(47,000)	351,000
	4,232,000	5,527,000
Loss from continuing operations before income taxes	(1,486,000)	(1,593,000)
Income tax (benefit) provision	(74,000)	7,000
Net loss from continuing operations	(1,412,000)	(1,600,000)
Net (loss) from discontinued operations	—	(319,000)
Net loss	(1,412,000)	(1,919,000)
Less: Net earnings (loss) attributable to non-controlling interests	14,000	(2,000)
Net loss attributable to Barnwell Industries, Inc.	$(1,426,000)	$(1,917,000)
Basic and diluted loss per common share attributable to Barnwell Industries, Inc. stockholders:
Net loss from continuing operations attributable to Barnwell Industries, Inc.	$(0.13)	$(0.16)
Net loss from discontinued operations	—	(0.03)
Net loss attributable to Barnwell Industries, Inc.	$(0.13)	$(0.19)
Weighted-average number of common shares outstanding:
Basic and diluted	11,070,498	10,047,173

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended December 31,
	2025	2024
Net loss	$(1,412,000)	$(1,919,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(27,000)	93,000
Total other comprehensive (loss) income	(27,000)	93,000
Total comprehensive loss	(1,439,000)	(1,826,000)
Less: Comprehensive (income) loss attributable to non-controlling interests	(14,000)	2,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,453,000)	$(1,824,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2025 and 2024
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
Net loss	—	—	—	(1,917,000)	—	—	(2,000)	(1,919,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	93,000	—	—	93,000
Share-based compensation	—	—	69,000	—	—	—	—	69,000
Issuance of common stock for restricted stock units vested	25,444	13,000	(13,000)	—	—	—	—	—
Balance at December 31, 2024	10,053,534	$5,111,000	$7,746,000	$(1,322,000)	$2,036,000	$(2,286,000)	$20,000	$11,305,000

Balance at September 30, 2025	10,073,534	$5,121,000	$8,039,000	$(6,508,000)	$2,642,000	$(2,286,000)	$14,000	$7,022,000
Net loss	—	—	—	(1,426,000)	—	—	14,000	(1,412,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(27,000)	—	—	(27,000)
Share-based compensation	—	—	94,000	—	—	—	—	94,000
Issuance of common stock for services	83,207	42,000	59,000	—	—	—	—	101,000
Issuance of common stock for restricted stock units vested	160,182	80,000	(80,000)	—	—	—	—	—
Issuance of common stock, net of costs	2,221,141	1,110,000	1,298,000	—	—	—	—	2,408,000
Balance at December 31, 2025	12,538,064	$6,353,000	$9,410,000	$(7,934,000)	$2,615,000	$(2,286,000)	$28,000	$8,186,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities of continuing operations:
Net loss	$(1,412,000)	$(1,919,000)
Net loss from discontinued operations	—	(319,000)
Net loss from continuing operations	(1,412,000)	(1,600,000)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depletion, depreciation, and amortization	592,000	904,000
Impairment of assets	—	613,000
Retirement benefits income	(102,000)	(79,000)
Non-cash rent income	(7,000)	—
Accretion of asset retirement obligation	183,000	196,000
Deferred income tax (benefit) expense	—	(9,000)
Asset retirement obligation payments	(411,000)	(101,000)
Share-based compensation expense	94,000	69,000
Common stock issued for services	101,000	—
Retirement plan contributions and payments	(140,000)	(1,000)
Credit loss (reversal) expense	(3,000)	(14,000)
Foreign currency loss	(47,000)	351,000
(Decrease) increase from changes in current assets and liabilities	(615,000)	(881,000)
Net cash (used in) provided by operating activities from continuing operations	(1,767,000)	(552,000)
Cash flows from investing activities of continuing operations:
Proceeds from the sale of oil and natural gas assets	—	282,000
Capital expenditures - oil and natural gas	(28,000)	(2,529,000)
Dividend received from discontinued operations	—	250,000
Payments received on note receivable related to the sale of discontinued operations	100,000	—
Net cash provided by (used in) investing activities from continuing operations	72,000	(1,997,000)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of stock, net of costs	2,426,000	—
Net cash provided by financing activities from continuing operations	2,426,000	—
Cash flows from discontinued operations:
Net cash used in operating activities	—	(207,000)
Net cash provided by investing activities	—	585,000
Net cash used in financing activities	—	(250,000)
Net cash provided by discontinued operations	—	128,000
Effect of exchange rate changes on cash and cash equivalents	5,000	(127,000)
Net (decrease) increase in cash and cash equivalents	736,000	(2,548,000)
Cash and cash equivalents at beginning of period	2,886,000	4,505,000
Cash and cash equivalents of continuing operations at end of period	$3,622,000	$1,957,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership ("Kaupulehu Developments") and a 75%-owned land investment partnership (KD Kona 2013 LLLP). All significant intercompany accounts and transactions have been eliminated.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2025 Annual Report on Form 10-K (our “2025 Annual Report”). The Condensed Consolidated Balance Sheet as of September 30, 2025 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2025, results of operations, comprehensive loss, equity and cash flows for the three months ended December 31, 2025 and 2024, have been made. The results of operations for the period ended December 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than as set forth below, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's 2025 Annual Report.

2.    GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

3.    DISCONTINUED OPERATIONS

On March 14, 2025, the Company entered into a Stock Purchase Agreement with three unrelated individuals (collectively, the “Buyer”) whereby the Buyer acquired all of the shares of capital stock of Water Resources (the “Shares”) owned by the Company (the “Purchase Agreement”). The sale and purchase of the Shares closed (the “Closing”) simultaneously with the execution and delivery of the Purchase Agreement by each of the parties thereto on March 14, 2025. The aggregate purchase price for the Shares was $1,050,000, which was paid at Closing by the Buyer as follows: an initial aggregate cash payment of $250,000 and the delivery of a non-interest bearing promissory note with a principal amount of $800,000 (the “Promissory Note”). As of December 31, 2025, the balance of the Promissory Note was $200,000 and is presented as “Note receivable” on the Condensed Consolidated Balance Sheets ($300,000 as at September 30, 2025) with the remaining payments scheduled for $50,000 on February 15, 2026 and $150,000 on March 15, 2026. The annual interest rate on the Promissory Note increased from zero to 12% beginning August 15, 2025 and to 18% beginning December 15, 2025. The $100,000 was paid on December 15, 2025 as scheduled, as well as the $50,000 on February 13, 2026.

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

The following table presents the financial results from discontinued operations presented in the Condensed Consolidated Statements of Operations.

	Three months ended December 31,
	2025	2024
Revenues:
Contract drilling	$—	$543,000
	—	543,000
Costs and expenses:
Contract drilling operating	—	720,000
General and administrative	—	118,000
Depreciation and amortization	—	24,000
	—	862,000
Loss from discontinued operations before income taxes	—	(319,000)
Net loss from discontinued operations	$—	$(319,000)

There are no assets or liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets.

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

Warrants to purchase 369,135 shares of common stock, options to purchase 544,301 shares of common stock and 365,142 restricted stock units, on a weighted average basis, were excluded from the computation of diluted shares for the three months ended December 31, 2025, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 216,712 restricted stock units were excluded from the computation of diluted shares for the three months ended December 31, 2024, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following table:

	Three months ended December 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(1,412,000)	$(1,600,000)
Less: Net earnings (loss) attributable to non-controlling interests of continuing operations	14,000	(2,000)
Net loss from continuing operations attributable to Barnwell Industries, Inc.	(1,426,000)	(1,598,000)
Net loss earnings from discontinued operations	—	(319,000)
Net loss attributable to Barnwell Industries, Inc.	$(1,426,000)	$(1,917,000)

Denominator:
Basic weighted-average number of common shares outstanding	11,070,498	10,047,173
Effect of dilutive securities - common stock options and restricted stock units	—	—
Diluted weighted-average number of common shares outstanding	11,070,498	10,047,173

Basic and diluted loss per common share:
Net loss per common share from continuing operations attributable to Barnwell Industries, Inc. stockholders	$(0.13)	$(0.16)
Net loss per common share from discontinued operations	—	(0.03)
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.13)	$(0.19)

5.                           ACCOUNTS AND OTHER RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Insurance Recovery Receivable

In the quarter ended June 30, 2025, the Company filed an insurance claim for $348,000 with our insurance carrier for the reimbursement of certain legal fees incurred that are covered under our directors and officers’ liability insurance policies. In November 2025, $250,000 was received, leaving a $98,000 receivable. At December 31, 2025, the Company determined that an additional insurance recovery from our insurance carrier was probable and reasonably estimable and therefore recorded a total remaining estimated accrued insurance recovery receivable of $150,000, resulting in a gain of $52,000 recognized during the three months ended December 31, 2025. The insurance recovery receivable is included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets and the related gain was recorded in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations.

The estimated insurance recovery receivable amount is management's best estimate of the probable recoverable amount under the insurance policies. The amount ultimately recoverable through insurance is dependent upon the insurer's completion of their review of eligible legal costs incurred. As such, the recoverable amount may differ from management's estimate.

Allowance for Credit Losses

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Three months ended December 31,
	2025	2024
Allowance for credit losses at beginning of period	$49,000	$375,000
(Reversal of) provision for expected credit losses	—	(14,000)
Write-offs charged against the allowance	—	(2,000)
Recoveries of amounts previously written off	—	—
Foreign currency translation adjustment	1,000	(9,000)
Allowance for credit losses at end of period	$50,000	$350,000

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

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. No cash distributions were received during the three months ended December 31, 2025 and 2024, after distributing $0 to non-controlling interests from the Kukio Resort Land Development Partnerships.

Equity in income of affiliates was nil for the three months ended December 31, 2025 and 2024.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended December 31,
	2025	2024
Revenue	$1,046,000	$1,299,000
Gross profit	$424,000	$479,000
Net loss	$(47,000)	$(48,000)

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the three months ended December 31, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $116,000 at December 31, 2025 and $106,000 at September 30, 2025.

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

Contracts to Sell Interests in Increment II

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000. The purchaser paid an initial $70,000 which was recognized as revenue during the three months ended December 31, 2025. Additionally, the purchaser has the right to extend the closing by up to 2 years by making a $70,000 payment in each of the next 2 years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions. Because the agreement is subject to substantive contingencies and closing conditions that has not been satisfied, the criteria for revenue recognition under ASC 606 have not been met. Accordingly, no additional revenue has been recognized in the financial statements.

Also in November 2025, pursuant to a unit purchase agreement, KDK agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing. Again, there are substantive contingencies and closing conditions that has not been satisfied, and in turn no revenue has been recognized in the financial statements.

Investment in Leasehold Land Interest - Lot 4C

Kaupulehu Developments held an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease expired by its terms in December 2025.

7.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATIONS

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three months ended December 31, 2025. The $282,000 of proceeds from the sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2024 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

During the three months ended December 31, 2025, there was no ceiling test impairment. During the three months ended December 31, 2024, the Company incurred a non-cash ceiling test impairment for its U.S. operations oil and natural gas properties of $613,000.

Asset Retirement Obligations

In 2021, the Company entered into an agreement with Canada’s Orphan Well Association (“OWA”), where the Company was required to pay abandonment and reclamation costs for certain properties in advance through two cash deposits, one for abandonment and one for reclamation. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $111,000 and $173,000 at December 31, 2025 and September 30, 2025, respectively, and is included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets. The non-current portion of the unused deposit of $237,000 along with $143,000 of non-current receivables at December 31, 2025, is included in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets at December 31, 2025 (September 30, 2025 - $222,000 and $61,000, respectively).

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended December 31,
	2025	2024	2025	2024
Interest cost	$102,000	$98,000	$26,000	$23,000
Expected return on plan assets	(230,000)	(200,000)	—	—
Amortization of net actuarial gain	—	—	—	—
Net periodic benefit (income) cost	$(128,000)	$(102,000)	$26,000	$23,000

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

A portion of the Pension Plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. At December 31, 2025 and September 30, 2025, the Pension Plan held 676,296 and 666,077 shares, respectively, of Barnwell common stock (see Note 18 for additional details).

9.    INCOME TAXES

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended December 31,
	2025	2024
United States	$(912,000)	$(1,147,000)
Canada	(588,000)	(444,000)
	$(1,500,000)	$(1,591,000)

The components of the income tax (benefit) provision from continuing operations are as follows:

	Three months ended December 31,
	2025	2024
Current	$(74,000)	$16,000
Deferred	—	(9,000)
	$(74,000)	$7,000

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

	Three months ended December 31,
	2025	2024
Revenues:
Oil and natural gas	$2,630,000	$3,897,000
Land investment	70,000	—
Other	31,000	11,000
Total before interest income	2,731,000	3,908,000
Interest income	15,000	26,000
Total revenues	$2,746,000	$3,934,000
Cost and expenses:
Oil and natural gas	$2,071,000	$2,496,000
Depletion, depreciation, and amortization:
Oil and natural gas	$591,000	$904,000
Other	1,000	—
Total depletion, depreciation, and amortization	$592,000	$904,000
Impairment:
Oil and natural gas	$—	$613,000
Operating profit (before general and administrative expenses):
Oil and natural gas	$(32,000)	$(116,000)
Land investment	70,000	—
Other	30,000	11,000
Total operating profit	68,000	(105,000)
General and administrative expenses	(1,616,000)	(1,163,000)
Foreign currency gain (loss)	47,000	(351,000)
Interest income	15,000	26,000
Loss from continuing operations before income taxes	$(1,486,000)	$(1,593,000)

Capital Expenditures:

	Three months ended December 31,
	2025	2024
Oil and natural gas	$28,000	$2,529,000
Other	—	—
Total	$28,000	$2,529,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 7 for additional details).

Assets By Segment:

	December 31, 2025	September 30, 2025
Oil and natural gas (1)
Canada	$11,268,000	$11,118,000
Other:
Cash and cash equivalents	3,622,000	2,886,000
Asset for retirement benefits	6,056,000	5,928,000
Corporate and other	521,000	880,000
Total	$21,467,000	$20,812,000
______________
(1)          Primarily located in the province of Alberta, Canada.

Long-Lived Assets By Geographic Area:

	December 31, 2025	September 30, 2025
United States	$6,076,000	$5,965,000
Canada	9,564,000	9,617,000
Total	$15,640,000	$15,582,000

Revenue By Geographic Area:

	Three months ended December 31,
	2025	2024
United States	$70,000	$355,000
Canada	2,661,000	3,553,000
Total (before interest income)	$2,731,000	$3,908,000

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition based upon continuing operations for the three months ended December 31, 2025 and 2024.

	Three months ended December 31, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$1,903,000	$—	$—	$1,903,000
Natural gas	471,000	—	—	471,000
Natural gas liquids	256,000	—	—	256,000
Other	—	70,000	31,000	101,000
Total revenues before interest income	$2,630,000	$70,000	$31,000	$2,731,000
Geographical regions:
United States	$—	$70,000	$—	$70,000
Canada	2,630,000	—	31,000	2,661,000
Total revenues before interest income	$2,630,000	$70,000	$31,000	$2,731,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,630,000	$70,000	$31,000	$2,731,000

	Three months ended December 31, 2024
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$3,143,000	$—	$—	$3,143,000
Natural gas	349,000	—	—	349,000
Natural gas liquids	405,000	—	—	405,000
Other	—	—	11,000	11,000
Total revenues before interest income	$3,897,000	$—	$11,000	$3,908,000
Geographical regions:
United States	$355,000	$—	$—	$355,000
Canada	3,542,000	—	11,000	3,553,000
Total revenues before interest income	$3,897,000	$—	$11,000	$3,908,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,897,000	$—	$11,000	$3,908,000

Contract Balances

    The following table provides the balances of our receivables from contracts with customers which is included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets.

	December 31, 2025	September 30, 2025	September 30, 2024
Accounts receivables from contracts with customers	$908,000	$913,000	$1,472,000

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended December 31,
	2025	2024
Foreign currency translation:
Beginning accumulated foreign currency translation	$295,000	$220,000
Change in cumulative translation adjustment	(27,000)	93,000
Net current period other comprehensive (loss) income	(27,000)	93,000
Ending accumulated foreign currency translation	268,000	313,000
Retirement plans:
Beginning and ending accumulated retirement plans benefit income	2,347,000	1,723,000
Accumulated other comprehensive income, net of taxes	$2,615,000	$2,036,000

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

14.                                   DEBT

Insurance Premium Financing

In March 2025, the Company entered into a short-term financing agreement with a third-party to finance the Company’s directors and officers insurance premium in the amount of $183,000, with a term of 11 months and an annual interest rate of 9.4%. The Company made a down payment of $15,000 and was required to make monthly principal and interest payments of $16,000 over the term of the agreement, which was set to mature in February 2026. The insurance premium financing was repaid in full in September 2025.

15.                                   STOCKHOLDERS' EQUITY

Private Placement Offering

On November 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), including certain directors of the board of directors of the Company pursuant to which the Company agreed to issue and sell an aggregate of: (i) 2,221,141 shares of its common stock, and (ii) warrants (the “Common Warrants”) to purchase up to 1,029,104 shares of the Company's common stock (the “Warrant Shares”) in a private placement offering of the Company’s securities (the “Offering”). The directors of the Company participating as Purchasers in the Offering and certain other Purchasers did not receive any Common Warrants. The Offering closed on November 28, 2025 (the “Closing Date”) and the gross proceeds received from the Offering were approximately $2,443,000. Net proceeds from the offering were $2,408,000, with $35,000 issuance costs incurred to register for resale such common stock and Warrants Shares.

The price of the shares of common stock sold in the private placement was $1.10 per share. The Common Warrants have an exercise price of $1.65 per share, can be exercised starting one hundred eighty (180) days following the date of closing of the Offering (the “Initial Exercise Date”) and will be exercisable for three years following the Initial Exercise Date. The company estimated the fair value of a Common Warrants on grant date as $0.30, totaling $309,000, using a Black Sholes model. The Company allocated $4,000 of issuance costs to the Common Warrants, resulting in a net Common Warrant value of $305,000.

In connection with the transaction, and conditioned upon the Closing, one of the Purchasers, Mr. Bradley L. Radoff, had the right to appoint a director to the Company’s board of directors. Accordingly, the Company has appointed Mr. Radoff’s designee, Mr. Joshua E. Schechter, effective November 28, 2025, to the Board of Directors, effective November 28, 2025, to serve until the Company’s next annual meeting of stockholders.

Common Stock Issued for Services

On October 27, 2025, Barnwell Industries, Inc. appointed Philip Patman, Jr. as the Company’s Executive Vice President Finance and in connection with Mr. Patman’s appointment, the Company entered into an executive employment agreement with Mr. Patman, dated, and effective, as of October 27, 2025 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, on October 27, 2025, Mr. Patman received a stock award of 83,207 shares of the Company’s common stock. The fair value of the share on grant date were $101,000 ($1.21 per share using the closing price of the Company’s common stock on October 27, 2025).

Stock Options

On October 27, 2025, Board of Directors of the Company (the "Board") issued 185,000 incentive stock options to Mr. Patman, dated, and effective, as of October 27, 2025 under the Employment Agreement, vesting according to the following schedule: 34% of the total on October 27, 2026; 33% of the total on October 27, 2027; and 33% of the total on October 27, 2028. The stock option has a term of ten years and an exercise price of $1.21 per share (the closing price of the Company’s common stock on October 27, 2025).

The following assumptions were used in estimating the fair value for equity-classified stock options granted on October 27, 2025:

Number of shares	185,000
Expected volatility	62.0%
Expected dividends	None
Expected term (in years)	6.0
Risk-free interest rate	3.61%
Expected forfeitures	None
Fair value per share	$0.73

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes Barnwell’s equity-classified stock options activity from October 1, 2025 through December 31, 2025:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2025	415,000	$3.38
Granted	185,000	1.21
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2025	600,000	$2.71	6.1	$—
Exercisable at December 31, 2025	415,000	$3.38	4.4	$—

Compensation cost for stock option awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the three months ended December 31, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $15,000 and nil, respectively. The remaining unrecognized compensation cost related to stock options as of December 31, 2025 was $119,000 (nil - September 30, 2025).

Restricted Stock Units

On October 8, 2025, the Board granted a total of 133,335 restricted stock units to the independent directors of the Board as partial payment of director fees for their service as members of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting dates.

On October 27, 2025, the Board granted a total of 83,208 restricted stock unit awards pursuant to the Employment Agreement, vesting according to the following schedule: 34% of the total on October 27, 2026; 33% of the total on October 27, 2027; and 33% of the total on October 27, 2028, subject to the director’s continued service through the applicable vesting dates.

On December 3, 2025, the Board granted a total of 43,860 restricted stock units to the appointed independent director of the Board as partial payment of director fees for his service as a member of the Board. The restricted stock units vest ratably over a three-year period, subject to the director’s continued service through the applicable vesting dates.

On December 10, 2025, the Board granted a total of 28,038 restricted stock units to an officer and several directors of the Board as partial payment of compensation for their service as an officer and members of the Board. The restricted stock units vest over a one year period, subject to the person's continued service through the applicable vesting dates.
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2025 through December 31, 2025:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2025	154,174	$2.07
Granted	288,441	1.25
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	442,615	$1.54

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three months ended December 31, 2025, the Company recognized share-based compensation expense related to restricted stock units of $79,000. During the three months ended December 31, 2024, the Company recognized share-based compensation expense related to restricted stock units of $69,000. As of December 31, 2025, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $433,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

Limited-Duration Shareholder Rights Plan

On January 26, 2026, the Company’s then-existing shareholder rights plan expired in accordance with its terms.

As of January 30, 2026, the Company adopted a new shareholder rights plan (“Rights Plan”) by entering into a Rights Agreement (the “Rights Agreement”), dated as of January 30, 2026, between the Company and Broadridge Corporate Issuer Solutions, LLC, as rights agent. Pursuant to the Rights Plan, the Board authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, payable to holders of record as of the close of business on February 13, 2026 (the “Record Date”).

Each Right entitles the registered holder thereof to purchase from the Company, when exercisable and subject to adjustment, one share of common stock, at a purchase price of $7.00 per share, subject to adjustment (the “Purchase Price”).

Rights Certificates; Exercise Period; Term

Initially, the Rights will be attached to all certificates for shares of common stock then outstanding (or for book entry shares of common stock, the Rights will be represented by notations in the respective book entry accounts), and no separate rights certificates (“Rights Certificates”) will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and a distribution date for the Rights (the “Distribution Date”) will occur upon the earlier of the (i) tenth (10th) business day following a public announcement (or, if the tenth (10th) business day after such public announcement occurs before the Record Date, the close of business on the Record Date)(or such later date as shall be determined by the Board or a duly authorized committee of the Board) that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, has acquired beneficial ownership of twenty percent (20%) or more of the outstanding shares of common stock (including ownership of derivative securities which have an exercise or conversion privilege or a settlement payment or mechanism at a price related to the common stock or a value determined in whole or part with reference to, or derived in whole or in part from, the market price or value of the common stock), other than as a result of (a) pre-existing beneficial ownership in excess of the applicable threshold (in which case such person shall become an Acquiring Person if they become the beneficial owner of additional shares of common stock representing more than 0.25% of the outstanding shares of common stock, subject to certain exceptions), (b) repurchases of shares of common stock or securities convertible or exchangeable into shares of common stock by the Company, (c) certain inadvertent acquisitions or (d) certain other situations (as specified in the Rights Agreement) and (ii) tenth (10th) business day (or such later date as the Board may determine) following the commencement of a tender or exchange offer by any person that would result in a person or group becoming an Acquiring Person. For purposes of the Rights Agreement, beneficial ownership is defined to include derivative securities.

Until the Distribution Date, (i) the Rights will be evidenced by the certificates for shares of common stock (or, for book entry shares of common stock, by the notations in the respective book entry accounts) and will be transferred with, and only with, such common stock, (ii) new certificates for shares of common stock issued after the Record Date will contain a notation incorporating the Rights Agreement by reference (for book entry shares of common stock, this legend will be contained in the notations in book entry accounts) and (iii) the surrender for transfer of any outstanding shares of common stock will also constitute the transfer of the Rights associated with such common stock.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 29, 2026, unless the Rights are earlier redeemed, exchanged or terminated.

As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of shares of common stock (or notices will be provided to holders of book entry shares of common stock) as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board, only shares of common stock issued prior to the Distribution Date will be issued with the Rights.

Change of Exercise of Rights Following Certain Events

The following described events are referred to as “Triggering Events.”

(a) Flip-In Event. In the event that a person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise and payment of the Purchase Price, shares of common stock having a value of two times the then current market price of the common stock. Notwithstanding any of the foregoing, following the occurrence of a person becoming an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person (or by certain related parties) will be null and void and any holder of such Rights (including any purported transferee or subsequent holder) will be unable to exercise or transfer any such Rights. However, Rights are not exercisable following the occurrence of a person becoming an Acquiring Person until the Distribution Date.

(b) Flip-Over Events. In the event that, at any time after a person has become an Acquiring Person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the continuing or surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the continuing or surviving corporation and the shares of common stock of the Company are changed or exchanged, or (iii) fifty percent (50%) or more of the Company’s assets, cash flow, or earning power is sold or transferred, each holder of a Right (except Rights that have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise and payment of the Purchase Price, one share of the common stock (or substantially equivalent voting equity securities) of the acquiring company per Right.

Redemption

At any time until the earlier of (i) ten (10) business days following public announcement that an Acquiring Person has become such (the “Stock Acquisition Date”) (or, if the Stock Acquisition Date shall have occurred prior to the Record Date, ten (10) business days following the Record Date) or (ii) the expiration of the Rights Agreement, the Board may direct the Company to redeem all but not less than all of the then outstanding Rights, at a price of $0.001 per Right (payable in cash or other consideration deemed appropriate by the Board), subject to adjustment as provided in the Rights Agreement (the “Redemption Price”). Immediately upon the action of the Board directing the Company to redeem the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price. The Rights may only be exercised once the Company’s right to redeem the Rights has expired.

Exchange of Rights

At any time after a person or group of affiliated or associated persons becomes an Acquiring Person but before any person acquires beneficial ownership of fifty percent (50%) or more of the outstanding shares of common stock, the Board may direct the Company to exchange the Rights (other than Rights owned by such person or certain related parties, which will have become null and void and non-transferable as described above), in whole or in part, at an exchange ratio of one share of common stock per Right (subject to adjustment). If there are insufficient authorized shares of common stock to effect an exchange of the Rights, the Company may substitute cash, other securities having equivalent rights, preferences, and privileges to the shares of common stock, debt securities, other assets or any combination of the foregoing having a value equal to one share of common stock in lieu of shares of common stock. Immediately upon the action of the Board directing the Company to exchange the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the number of shares of common stock (or cash, other equivalent securities, debt securities or other assets) equal to the number of Rights held by such holder multiplied by the exchange ratio.

Certain Adjustments

In order to preserve the actual or potential economic value of the Rights, the number of shares of common stock or other securities issuable upon exercise of the Rights and the number of Rights associated with each outstanding share of common stock are all subject to adjustment by the Board pursuant to certain customary anti-dilution provisions.

No Shareholder Rights Prior to Exercise

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

Amendment of Rights Agreement

Subject to certain exceptions specified in the Rights Agreement, for so long as the Rights are then redeemable, the terms of the Rights and the Rights Agreement may be amended without the approval of any holders of Rights. Subject to certain exceptions specified in the Rights Agreement, after the Rights are no longer redeemable, the provisions of the Rights Agreement may be amended by the Company, without the approval of any holder of Rights, including to shorten or lengthen any time period under the Rights Agreement, so long as no such amendment (a) adversely affects the interests of the holders of the Rights as such, (b) causes the Rights Agreement to become amendable other than as already provided in the Rights Agreement or (c) causes the Rights to again become redeemable.

Certain Anti-Takeover Effects; Miscellaneous

The Rights are not intended to prevent a takeover of the Company and should not interfere with any merger or other business combination approved by the Board. However, the Rights may cause substantial dilution to a person or group of affiliated or associated persons that acquires beneficial ownership of twenty percent (20%) or more of the outstanding shares of common stock (existing holders owning twenty percent (20%) or more of the outstanding shares of common stock will only trigger the rights plan if they become the beneficial owner of additional shares of common stock following the date of adoption that represent more than 0.25% of the outstanding shares of common stock, subject to certain exceptions). As a result, the overall effect of the Rights may be to render more difficult or discourage a change of the Company’s investment advisor or a merger, tender offer, or other business combination involving the Company that is not supported by the Board.

The preceding summary of the material terms of the Rights Agreement is qualified in its entirety by reference to the full text of the Rights Agreement, a copy of which has been filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2026.

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

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$—	$136,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $82,000 and $2,215,000 during the three months ended December 31, 2025 and 2024, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $360,000 and $32,000 during the three months ended December 31, 2025 and 2024, respectively.

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

Barnwell Pension Plan

Effective June 2025, the Pension Plan owned more than 5% of the Company's common shares outstanding. On July 3, 2025, the Barnwell Industries, Inc. Employees’ Pension Plan Trust filed a Schedule 13D with the Securities and Exchange Commission, reporting beneficial ownership of 520,350 shares of Barnwell common stock representing more than 5% of the Company’s common shares outstanding. As of September 30, 2025, the Pension Plan held 666,077 shares of Barnwell common stock. As of December 31, 2025, the Pension Plan held 676,296 shares of Barnwell common stock. All the shares purchased by the Pension Plan were made on the open market through a brokerage account.

19.                           SUBSEQUENT EVENTS

Shareholder Rights Plan

As of January 30, 2026, the Company adopted a shareholder rights plan (see Note 15 for additional details).

Registration Statement

The Company filed a registration statement on Form S-3 (File No. 333-292684) with the SEC on January 12, 2026, which was declared effective on January 30, 2026. The registration statement includes a “shelf prospectus” pursuant to which the Company may offer and sell up to $50,000,000 in securities, in aggregate, and a “selling stockholder prospectus” pursuant to which 3,250,245 shares of the Company’s common stock may be offered from time to time by the selling stockholders named therein, which shares were acquired by such selling stockholders in the private placement offering that closed on November 28, 2025 (see Note 15).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2025 Annual Report. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties and the calculation of our income taxes, all of which are discussed in our 2025 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2025. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Accordingly, Barnwell’s continuing operations is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment) and 2) leasehold land interests in Hawaii (land investment segment).

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75.0% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

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

•The right to receive 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK's cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interest in KD II or KDK through its interest in Kaupulehu Developments. Barnwell also has rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell's existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.20%% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur. No definitive development plans have been made by KD II, the developer of Increment II, as of the date of this report.

•An indirect 19.60% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.80% non-controlling ownership interest in KD II through KDK. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels in Increment I, which is now completely sold, as well as from commissions on real estate resales by the real estate sales office and revenues resulting from the sale of private club memberships, a few of which remain available for sale.

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at December 31, 2025 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,000,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $2,600,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease expired by its terms in December 2025.

•Contracts to Sell Interests in Increment II

◦In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000. The purchaser paid an initial $70,000 which was recognized as revenue during the three months ended December 31, 2025. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The transaction iremains subject to the purchaser's election to proceed and other closing conditions. Because the agreement is subject to substantive contingencies and closing conditions that has not been satisfied, the criteria for revenue recognition under ASC 606 have not been met. Accordingly, no additional revenue has been recognized in the financial statements.

◦Also in November 2025, pursuant to a unit purchase agreement, KDK agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing. Again, there are substantive contingencies and closing conditions that have not been satisfied, and in turn no revenue has been recognized in the financial statements.

Results of Operations

Summary of Results From Continuing Operations

The net loss from continuing operations attributable to Barnwell for the three months ended December 31, 2025 totaled $1,426,000, a $172,000 increase from a net loss from continuing operations attributable to Barnwell of $1,598,000 for the three months ended December 31, 2024. The following factors affected the results of operations for the three months ended December 31, 2025 as compared to the prior year period:
•General and administrative expenses increased $453,000 due to $257,000 higher personnel costs for new staff hired in Canada during the transition period in advance of closing of the Hawaii office on January 31, 2026, $101,000 higher non-cash cost shares issued to the new Chief Financial Officer and $116,000 higher professional service fees mainly due to the previously discussed proxy contest, consent solicitation and various legal actions;

Partially offset by:
•A $84,000 increase in oil and natural gas segment operating results primarily attributable to decreases of $613,000 in the ceiling test impairment, $425,000 in the expenses, and $313,000 in oil and natural gas depletion, partially offset by a $1,267,000 decrease in oil and natural gas revenues. The decrease in oil and natural gas revenues, expenses and depletion was primarily due to a decrease in net production resulting from the August 8, 2025 sale of U.S. oil and natural gas assets, and the August 28, 2025 sale of Barnwell's interest in certain oil and natural gas properties in Canada. Lower realized oil price also reduced revenue;
•A $70,000 increase in land investment segment operating results as a result of partial proceeds received from the sale of the Increment II; and
•A $398,000 increase in positive impacts due to a $47,000 foreign currency gain recorded in the current period as compared to a $351,000 loss recorded in the prior year period due to the effects of foreign currency exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar.

General

Barnwell conducts operations in the U.S. and Canada. Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Barnwell cannot accurately predict future fluctuations of the exchange rates and the impact of such fluctuations may be material from period to period. To date, we have not entered into foreign currency hedging transactions. Foreign currency gains or losses on intercompany loans and advances that are not considered long-term investments in nature because management intends to settle these intercompany balances in the future are included in our condensed consolidated statements of operations.

The average exchange rate of the Canadian dollar to the U.S. dollar was flat in the three months ended December 31, 2025, as compared to the same period in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar increased 1% at December 31, 2025, as compared to September 30, 2025. Accordingly, the assets, liabilities, stockholders’ equity, revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2025 was $27,000, a $120,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $93,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three months ended December 31, 2025 and 2024 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2025	2024	$	%
Natural Gas (Mcf)*	$1.79	$1.09	$0.70	64%
Oil (Bbls)**	$52.49	$65.53	$(13.04)	(20%)
Natural gas liquids (Bbls)**	$25.58	$26.98	$(1.40)	(5%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2025	2024	Units	%
Natural Gas (Mcf)*	250,000	298,000	(48,000)	(16%)
Oil (Bbls)**	35,000	48,000	(13,000)	(27%)
Natural gas liquids (Bbls)**	10,000	15,000	(5,000)	(33%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $32,000 operating loss before general and administrative expenses in the three months ended December 31, 2025, an increase in operating results of $84,000 as compared to the $116,000 operating loss before general and administrative expenses generated during the same period of the prior year due to a decrease in operating results primarily from decreased revenues, partially offset by a decrease of $613,000 in the ceiling test impairment and a $313,000 decrease in oil and natural gas depletion in the current year period.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Three months ended December 31,
	2025	2024
Operating profit (loss) (before general and administrative expenses)
Canada	$(32,000)	$402,000
United States (1)	—	(518,000)
Total operating profit	$(32,000)	$(116,000)
________________________

(1)          The operating loss for the United States for the three months ended December 31, 2024 includes non-cash ceiling test impairments of $613,000.

Oil and natural gas revenues decreased $1,267,000 (33%) for the three months ended December 31, 2025, as compared to the same period in the prior year, primarily due to decreases in natural gas, oil, and natural gas liquids production in the current year periods as compared to the same periods in the prior year. The decreases in production are primarily the result of the sale of the U.S. oil and natural gas assets, the sale of Barnwell's interest in certain oil and natural gas properties in Canada, and natural declines in production from wells in the Company's Twining area as the wells age. Revenues also decreased due to a decrease in oil prices.

In February 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas it sold during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 39% of Canadian natural gas gross production per day for the three months ended December 31, 2025. Additionally, in September 2025, the Company amended the sales price on 1,583 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2025 to March 31, 2026 to a fixed index price before differentials of $3.03 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from November 1, 2025 to March 31, 2026, is equivalent to approximately 58% of Canadian natural gas gross production per day for the three months ended December 31, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting. In November 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sold during the period from April 1, 2026 to October 31, 2026 to a fixed index price before differentials of $2.94 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from April 1, 2026 to October 31, 2026, is equivalent to approximately 39% of Canadian natural gas gross production per day for the quarter ended December 31, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In June 2025, the Company amended the sales price on 100 gross barrels per day of the Canadian oil to be sold during the period from July 1, 2025 to December 31, 2025 to a fixed index price before differentials of $70.35 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract affected the period from July 1, 2025 to December 31, 2025, is equivalent to approximately 26% of Canadian oil gross production per day for the three months ended December 31, 2025. In January 2026, the Company amended the sales price on 100 gross barrels per day of the Canadian oil to be sold during the period from February 1, 2026 to July 31, 2026 to a fixed index price before differentials of $58.20 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from February 1, 2026 to July 31, 2026, is equivalent to approximately 26% of Canadian oil gross production per day for the quarter ended December 31, 2025. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas operating expenses decreased $425,000 (17%) for the three months ended December 31, 2025, as compared to the same period in the prior year, primarily due to decreases in production in the current year period due to the sale of the U.S. oil and natural gas properties and the sale of Barnwell's interest in certain oil and natural gas properties in Canada.
Oil and natural gas segment depletion decreased $313,000 (35%) for the three months ended December 31, 2025, as compared to the same period in the prior year. The decrease was primarily due to decreases in production in the current year period as compared to the same period in the prior year.

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interest in U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. Barnwell will no longer own any oil and natural gas assets in the U.S. as a result of this sale. Operating revenues from these U.S. oil and natural gas properties represented 9% of the total oil and natural gas segment operating revenues for the three months ended December 31, 2024.

Contracts to Sell Interests in Increment II

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000, of which $70,000 was received in the three months ended December 31, 2025. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The closing of this transaction is entirely dependent on the purchaser and therefore may not happen.

Also in November 2025, pursuant to a unit purchase agreement, KDK agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

General and Administrative Expenses

General and administrative expenses increased $453,000 (39%) for the three months ended December 31, 2025 as compared to the same period in the prior year. The increase was due to $257,000 higher personnel costs for the new staff hired in Canada during the transition period in advance of closing of the Hawaii office on January 31, 2026, $101,000 higher non-cash cost shares issued to the new Chief Financial Officer and $116,000 higher professional service fees primarily due to in new fees and costs incurred, for legal services, proxy solicitation, proxy advisory, and public relations costs related to a shareholder consent solicitation, various legal actions between the Sherwood Group and the Company and certain of its directors, and a proxy contest in the current year period as compared to the same period in the prior year.

The aforementioned shareholder proxy contest, consent solicitation and various legal actions is not continuing, though the Company incurred $169,000 of costs related thereto during the quarter. Since inception of these matters, the Company has received $250,000 in insurance proceeds towards these and other costs incurred thereto. In addition, the Company is expecting to receive another $150,000 in insurance proceeds and has accrued a receivable for this amount. In this regard, the insurer has confirmed that certain costs incurred by the Company are eligible for claim under the Company's insurance policies. However, the amount ultimately recoverable through insurance will depend upon their review of eligible legal costs incurred and the recoverable amount may differ from management's estimate.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $312,000 (35%) for the three months ended December 31, 2025, as compared to the same period in the prior year, primarily due to decreases in production, as discussed in the “Oil and natural gas” section above.

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

During the three months ended December 31, 2025, the Company had no impairments to oil and natural gas properties.

During the three months ended December 31, 2024, the Company incurred a non-cash ceiling test impairment on our U.S. oil and natural gas properties of $613,000.

Foreign Currency (Gain) Loss

During the three months ended December 31, 2025 and 2024, there was a $47,000 foreign currency gain and a $351,000 foreign currency loss, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the

U.S. dollar against the Canadian dollar. The foreign currency losses or gains from intercompany balances are included in our Condensed Consolidated Statements of Operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Equity in Income of Affiliates

Equity in income of affiliates was nil for the three months ended December 31, 2025 and 2024 as there were no lots sold in the current year or prior year periods.

No cash distributions were received during the three months ended December 31, 2025 and 2024.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received will be recorded as equity in income of affiliates. Accordingly, no equity in income of affiliates was recognized in the three months ended December 31, 2025.

Cumulative distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance was $116,000 at December 31, 2025 and $106,000 at September 30, 2025.

Income Taxes

Barnwell’s effective consolidated income tax rate from continuing operations, after adjusting loss from continuing operations before income taxes for non-controlling interests, was 5% for the three months ended December 31, 2025 as compared to nil for the three months ended December 31, 2024.
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

Net earnings attributable to non-controlling interests totaled $14,000 for the three months ended December 31, 2025 as compared to net loss attributable to non-controlling interests of $2,000 for the same period in the prior year. The change of $16,000 (800%) for the three months was primarily due to the increase in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same period in the prior year.

Net (Loss) Earnings From Discontinued Operations

Net earnings from discontinued operations was nil during three months ended December 31, 2025 as compared to net loss from discontinued operations of $319,000 during the three months ended December 31, 2024.

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

At December 31, 2025, Barnwell had a working capital surplus of $1,826,000. Barnwell’s primary sources of liquidity are cash on hand and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be intermittent and not significant to our liquidity.

Included in the working capital surplus at December 31, 2025 mentioned above are incurred but unpaid legal and other professional service costs related to the shareholder contest amounting to $596,000, or $446,000 net of $150,000 of estimated accrued insurance recoveries receivable. Future cash inflows will need to be utilized to pay down these incurred but unpaid costs.

Cash Flows From Continuing Operations

Cash flows used in continuing operations totaled $1,767,000 for the three months ended December 31, 2025, as compared to cash flows used in continuing operations of $552,000 for the same period in the prior year. This $1,215,000 decrease in operating cash flows was primarily due to lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year as a result of the sale of the U.S. oil and gas operations and higher general and administrative expenses in the current year period. The change was also due to the effect of changes in current assets and liabilities, which was a decrease in operating cash flows of $615,000 in the current year period as compared to a decrease of $881,000 in the prior year period.

Cash flows provided by financing activities from continuing operations totaled $2,426,000 and nil for the three months ended December 31, 2025, and 2024, respectively. The $2,426,000 change in financing cash flows was due to the private placement of 2,221,141 common shares at $1.10 per share in the three months ended December 31, 2025.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $28,000 for the three months ended December 31, 2025, as compared to $2,529,000 for the same period in the prior year.

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three months ended December 31, 2025.

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interest in U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. Barnwell no longer owns any oil and natural gas assets in the U.S. as a result of this sale.

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

As of December 31, 2025, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2025 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

During December 2025 and January 2026, Barnwell experienced certain personnel changes within its accounting function in Canada, including one accounting team member taking short-term disability leave and two additional accounting personnel resigning on short notice. These changes occurred concurrently with the previously announced closure of the Honolulu office and the transition of accounting responsibilities to Canada, which temporarily disrupted certain normal accounting workflows.

Management promptly implemented mitigation measures, including the engagement of two experienced accounting consultants to augment existing financial staff and complete the closing of the quarter ending December 31, 2025, and to support the continued operation of Barnwell’s accounting and financial reporting processes. These consultants possess appropriate technical expertise and experience to perform their assigned responsibilities and have been integrated into Barnwell’s established control framework.

Management evaluated these events and the related mitigation measures and determined that Barnwell’s internal control over financial reporting remained effective as of December 31, 2025. Other than the personnel changes described above and the engagement of supplemental accounting consultants as part of management’s mitigation efforts, there were no changes in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of Barnwell common stock by the Barnwell Industries, Inc. Employee's Pension Plan Trust during the three months ended December 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2025	10,219	$1.38	—	—
November 1-31, 2025	—	—	—	—
December 1-31, 2025	—	—	—	—
Total	10,219
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

In addition, during the three months ended December 31, 2025, the Company issued shares of common stock and warrants in a private placement. The information required by this Item with respect to the private placement was previously reported on the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2025.

ITEM 5.    OTHER INFORMATION

    During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 23, 2026	/s/ Philip F. Patman Jr.
Philip F. Patman, Jr.
Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Certain confidential information has been omitted from a portion of this exhibit.