Form 10-Q
period 2026-03-31
BARNWELL INDUSTRIES INC
filed 2026-05-21
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or
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

As of May 20, 2026 there were 14,395,560 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,016,000	$2,886,000
Accounts and other receivables, net of allowance for credit losses of: $49,000 at March 31, 2026; $49,000 at September 30, 2025	1,811,000	1,621,000
Note receivable	150,000	300,000
Other current assets	444,000	423,000
Total current assets	6,421,000	5,230,000
Asset for retirement benefits	6,184,000	5,928,000
Investments	14,000	—
Operating lease right-of-use assets	98,000	145,000
Other non-current assets	314,000	347,000
Property and equipment:
Proved oil and natural gas properties (full cost method)	74,780,000	74,511,000
Other property and equipment	292,000	500,000
Total property and equipment	75,072,000	75,011,000
Accumulated depletion, impairment, depreciation, and amortization	(66,556,000)	(65,849,000)
Total property and equipment, net	8,516,000	9,162,000
Total assets	$21,547,000	$20,812,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,126,000	$1,936,000
Accounts payable - related party	92,000	246,000
Accrued capital expenditures	157,000	185,000
Accrued compensation	178,000	264,000
Accrued operating and other expenses	896,000	1,022,000
Current portion of asset retirement obligation	522,000	613,000
Other current liabilities	298,000	460,000
Total current liabilities	4,269,000	4,726,000
Operating lease liabilities	67,000	93,000
Liability for retirement benefits	1,772,000	1,791,000
Asset retirement obligation	7,262,000	7,162,000
Deferred income tax liabilities	18,000	18,000
Total liabilities	13,388,000	13,790,000
Commitments and contingencies (Note 16)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 13,673,117 issued at March 31, 2026; 10,241,434 issued at September 30, 2025	6,837,000	5,121,000
Additional paid-in capital	10,011,000	8,039,000
(Accumulated deficit) retained earnings	(9,084,000)	(6,508,000)
Accumulated other comprehensive income, net	2,654,000	2,642,000
Treasury stock, at cost: 167,900 shares at March 31, 2026 and September 30, 2025	(2,286,000)	(2,286,000)
Total stockholders’ equity	8,132,000	7,008,000
Non-controlling interests	27,000	14,000
Total equity	8,159,000	7,022,000
Total liabilities and equity	$21,547,000	$20,812,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenues:
Oil and natural gas	$2,483,000	$3,543,000	$5,113,000	$7,440,000
Sale of interest in leasehold land	—	—	70,000	—
Gas processing and other	52,000	26,000	98,000	63,000
	2,535,000	3,569,000	5,281,000	7,503,000
Costs and expenses:
Oil and natural gas operating	1,843,000	1,986,000	3,914,000	4,482,000
General and administrative	1,521,000	2,162,000	3,137,000	3,325,000
Depletion, depreciation, and amortization	561,000	754,000	1,153,000	1,658,000
Impairment of assets	—	52,000	—	665,000
Foreign currency loss (gain)	58,000	(10,000)	11,000	341,000
Interest expense	—	1,000	—	1,000
	3,983,000	4,945,000	8,215,000	10,472,000
Loss from continuing operations before equity in income of affiliates and income taxes	(1,448,000)	(1,376,000)	(2,934,000)	(2,969,000)
Equity in income of affiliates	338,000	—	338,000	—
Loss from continuing operations before income taxes	(1,110,000)	(1,376,000)	(2,596,000)	(2,969,000)
Income tax (benefit) provision	6,000	162,000	(68,000)	169,000
Net loss from continuing operations	(1,116,000)	(1,538,000)	(2,528,000)	(3,138,000)
Net earnings from discontinued operations	—	331,000	—	12,000
Net loss	(1,116,000)	(1,207,000)	(2,528,000)	(3,126,000)
Less: Net earnings (loss) attributable to non-controlling interests	34,000	—	48,000	(2,000)
Net loss attributable to Barnwell Industries, Inc.	$(1,150,000)	$(1,207,000)	$(2,576,000)	$(3,124,000)
Basic and diluted loss per common share attributable to Barnwell Industries, Inc. stockholders:
Net loss from continuing operations attributable to Barnwell Industries, Inc.	$(0.09)	$(0.15)	$(0.22)	$(0.31)
Net earnings from discontinued operations	—	0.03	—	—
Net loss attributable to Barnwell Industries, Inc.	$(0.09)	$(0.12)	$(0.22)	$(0.31)
Weighted-average number of common shares outstanding:
Basic and diluted	12,672,012	10,053,534	11,875,997	10,050,319

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net loss	$(1,116,000)	$(1,207,000)	$(2,528,000)	$(3,126,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	39,000	(3,000)	12,000	90,000
Total other comprehensive income (loss)	39,000	(3,000)	12,000	90,000
Total comprehensive loss	(1,077,000)	(1,210,000)	(2,516,000)	(3,036,000)
Less: Comprehensive (income) loss attributable to non-controlling interests	(34,000)	—	(48,000)	2,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,111,000)	$(1,210,000)	$(2,564,000)	$(3,034,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2026 and 2025
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2024	10,053,534	$5,111,000	$7,746,000	$(1,322,000)	$2,036,000	$(2,286,000)	$20,000	$11,305,000
Net loss	—	—	—	(1,207,000)	—	—	—	(1,207,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(3,000)	—	—	(3,000)
Share-based compensation	—	—	60,000	—	—	—	—	60,000
Issuance of common stock for restricted stock units vested	—	—	—	—	—	—	—	—
Balance at March 31, 2025	10,053,534	$5,111,000	$7,806,000	$(2,529,000)	$2,033,000	$(2,286,000)	$20,000	$10,155,000

Balance at December 31, 2025	12,538,064	$6,353,000	$9,410,000	$(7,934,000)	$2,615,000	$(2,286,000)	$28,000	$8,186,000
Net loss	—	—	—	(1,150,000)	—	—	34,000	(1,116,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	39,000	—	—	39,000
Distributions to non-controlling interests	—	—	—	—	—	—	(35,000)	(35,000)
Share-based compensation	—	—	128,000	—	—	—	—	128,000
Issuance of common stock for restricted stock units vested	40,750	20,000	(20,000)	—	—	—	—	—
Issuance of common stock, net of costs	926,403	464,000	493,000	—	—	—	—	957,000
Balance at March 31, 2026	13,505,217	$6,837,000	$10,011,000	$(9,084,000)	$2,654,000	$(2,286,000)	$27,000	$8,159,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2026 and 2025
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
Net (loss)	—	—	—	(3,124,000)	—	—	(2,000)	(3,126,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	90,000	—	—	90,000
Distributions to non-controlling interests	—	—	—	—	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—
Share-based compensation	—	—	129,000	—	—	—	—	129,000
Issuance of common stock for restricted stock units vested	25,444	13,000	(13,000)	—	—	—	—	—
Balance at March 31, 2025	10,053,534	$5,111,000	$7,806,000	$(2,529,000)	$2,033,000	$(2,286,000)	$20,000	$10,155,000

Balance at September 30, 2025	10,073,534	$5,121,000	$8,039,000	$(6,508,000)	$2,642,000	$(2,286,000)	$14,000	$7,022,000
Net loss	—	—	—	(2,576,000)	—	—	48,000	(2,528,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	12,000	—	—	12,000
Distributions to non-controlling interests	—	—	—	—	—	—	(35,000)	(35,000)
Share-based compensation	—	—	222,000	—	—	—	—	222,000
Issuance of common stock for services	83,207	42,000	59,000	—	—	—	—	101,000
Issuance of common stock for restricted stock units vested	200,932	100,000	(100,000)	—	—	—	—	—
Issuance of common stock, net of costs	3,147,544	1,574,000	1,791,000	—	—	—	—	3,365,000
Balance at March 31, 2026	13,505,217	$6,837,000	$10,011,000	$(9,084,000)	$2,654,000	$(2,286,000)	$27,000	$8,159,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(2,528,000)	$(3,126,000)
Net earnings from discontinued operations	—	12,000
Net loss from continuing operations	(2,528,000)	(3,138,000)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depletion, depreciation, and amortization	1,153,000	1,658,000
Impairment of assets	—	665,000
Equity in income of affiliates	(338,000)	—
Retirement benefits income	(204,000)	(158,000)
Non-cash rent income	(7,000)	1,000
Accretion of asset retirement obligation	371,000	391,000
Deferred income tax (benefit) expense	—	(34,000)
Asset retirement obligation payments	(617,000)	(275,000)
Share-based compensation expense	222,000	129,000
Common stock issued for services	101,000	—
Retirement plan contributions and payments	(160,000)	(1,000)
Credit loss (reversal) expense	(4,000)	(10,000)
Foreign currency loss	11,000	341,000
(Decrease) increase from changes in current assets and liabilities	(422,000)	(423,000)
Net cash (used in) provided by operating activities from continuing operations	(2,422,000)	(854,000)
Cash flows from investing activities of continuing operations:
Distribution from equity investees in excess of earnings	323,000	—
Proceeds from the sale of oil and natural gas assets	—	282,000
Capital expenditures - oil and natural gas	(250,000)	(2,641,000)
Dividend received from discontinued operations	—	250,000
Cash divested from the sale of discontinued operations, net of proceeds	—	(163,000)
Payments received on note receivable related to the sale of discontinued operations	150,000	—
Net cash provided by (used in) investing activities from continuing operations	223,000	(2,272,000)
Cash flows from financing activities of continuing operations:
Repayments for insurance premium financing	—	(15,000)
Proceeds from issuance of stock, net of costs	3,365,000	—
Contributions from non-controlling interests	(35,000)	—
Net cash provided by financing activities from continuing operations	3,330,000	(15,000)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(95,000)
Net cash provided by investing activities	—	538,000
Net cash used in financing activities	—	(250,000)
Net cash provided by discontinued operations	—	193,000
Effect of exchange rate changes on cash and cash equivalents	(1,000)	(125,000)
Net (decrease) increase in cash and cash equivalents	1,130,000	(3,073,000)
Cash and cash equivalents at beginning of period	2,886,000	4,505,000
Cash and cash equivalents of continuing operations at end of period	$4,016,000	$1,432,000
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

    Undivided interests in oil and natural gas exploration and production joint ventures are consolidated on a proportionate basis. Barnwell’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary, are accounted for by the equity method.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2026, results of operations, comprehensive loss, and equity for the three and six months ended March 31, 2026 and 2025, and cash flows for the six months ended March 31, 2026 and 2025, have been made. The results of operations for the period ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

3.    DISCONTINUED OPERATIONS

On March 14, 2025, the Company entered into a Stock Purchase Agreement with three unrelated individuals (collectively, the “Buyer”) whereby the Buyer acquired all of the shares of capital stock of Water Resources (the “Shares”) owned by the Company (the “Purchase Agreement”). The sale and purchase of the Shares closed (the “Closing”) simultaneously with the execution and delivery of the Purchase Agreement by each of the parties thereto on March 14, 2025. The aggregate purchase price for the Shares was $1,050,000, which was paid at Closing by the Buyer as follows: an initial aggregate cash payment of $250,000 and the delivery of a non-interest bearing promissory note with a principal amount of $800,000 (the “Promissory Note”). As of March 31, 2026, the balance of the Promissory Note was $150,000 and is presented as “Note receivable” on the Condensed Consolidated Balance Sheets ($300,000 as at September 30, 2025). The final payment was extended from March 15, 2026 to June 15, 2026. The annual interest rate on the Promissory Note increased from 0% to 12% beginning August 15, 2025 and to 18% beginning December 15, 2025. Beginning March 15, 2026, outstanding interest will be treated as part of the principal, and future interest will compound annually. As of March 31, 2026, the balance of interest was $22,000, and was included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets (September 30, 2025 - $5,000). $100,000 was paid on December 15, 2025 and $50,000 on February 13, 2026 as scheduled.

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

The following table presents the financial results from discontinued operations presented in the Condensed Consolidated Statements of Operations.

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenues:
Contract drilling	$—	$613,000	$—	$1,156,000
	—	613,000	—	1,156,000
Costs and expenses:
Contract drilling operating	—	519,000	—	1,239,000
General and administrative	—	91,000	—	209,000
Depreciation and amortization	—	16,000	—	40,000
Interest expense	—	1,000	—	1,000
Gain on sale of assets (1)	—	(538,000)	—	(538,000)
	—	89,000	—	951,000
Loss from discontinued operations before income taxes	—	524,000	—	205,000
Loss on sale of discontinued operations	—	(193,000)	—	(193,000)
Net loss from discontinued operations	$—	$331,000	$—	$12,000
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

Warrants to purchase 1,029,104 shares of common stock, options to purchase 505,333 shares of common stock and 470,279 restricted stock units, on a weighted average basis, were excluded from the computation of diluted shares for the three months ended March 31, 2026, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 258,699 restricted stock units were excluded from the computation of diluted shares for the three months ended March 31, 2025, as their inclusion would have been anti-dilutive.

Warrants to purchase 701,148 shares of common stock, options to purchase 526,758 shares of common stock and 413,314 restricted stock units, on a weighted average basis, were excluded from the computation of diluted shares for the six months ended March 31, 2026, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 237,475 restricted stock units were excluded from the computation of diluted shares for the six months ended March 31, 2025, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following table:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(1,116,000)	$(1,538,000)	$(2,528,000)	$(3,138,000)
Less: Net earnings (loss) attributable to non-controlling interests of continuing operations	34,000	—	48,000	(2,000)
Net loss from continuing operations attributable to Barnwell Industries, Inc.	(1,150,000)	(1,538,000)	(2,576,000)	(3,136,000)
Net loss earnings from discontinued operations	—	331,000	—	12,000
Net loss attributable to Barnwell Industries, Inc.	$(1,150,000)	$(1,207,000)	$(2,576,000)	$(3,124,000)

Denominator:
Basic weighted-average number of common shares outstanding	12,672,012	10,053,534	11,875,997	10,050,319
Effect of dilutive securities - common stock options and restricted stock units	—	—	—	—
Diluted weighted-average number of common shares outstanding	12,672,012	10,053,534	11,875,997	10,050,319

Basic and diluted loss per common share:
Net loss per common share from continuing operations attributable to Barnwell Industries, Inc. stockholders	$(0.09)	$(0.15)	$(0.22)	$(0.31)
Net loss per common share from discontinued operations	—	0.03	—	—
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.09)	$(0.12)	$(0.22)	$(0.31)

5.                           ACCOUNTS AND OTHER RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Insurance Recovery Receivable

In the quarter ended June 30, 2025, the Company filed an insurance claim for $348,000 with our insurance carrier for the reimbursement of certain legal fees incurred that are covered under our directors and officers’ liability insurance policies. In November 2025, $250,000 was received, leaving a $98,000 receivable. At March 31, 2026, the Company's insurance carrier confirmed $176,000 will be received, resulting in gains of $26,000 and $78,000 recognized during the three and six months ended March 31, 2026, respectively. The insurance recovery receivable is included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets and the related gain was recorded in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations.

Allowance for Credit Losses

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Six months ended March 31,
	2026	2025
Allowance for credit losses at beginning of period	$49,000	$141,000
(Reversal of) provision for expected credit losses	—	(10,000)
Write-offs charged against the allowance	—	(75,000)
Foreign currency translation adjustment	—	(8,000)
Allowance for credit losses at end of period	$49,000	$48,000

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

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. During the three and six months ended March 31, 2026, the Company received cash distributions of $323,000 (resulting in a net amount of $288,000, after distributing $35,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships. Comparatively, there were no cash distributions received during the three and six months ended March 31, 2025.

Equity in income of affiliates was $338,000 for the three and six months ended March 31, 2026, as compared to nil for the three and six months ended March 31, 2025.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenue	$5,398,000	$4,293,000	$6,444,000	$5,592,000
Gross profit	$2,734,000	$2,179,000	$3,158,000	$2,658,000
Net earnings	$2,060,000	$1,599,000	$2,013,000	$1,551,000

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to nil with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. During periods in which equity‑method earnings were suspended, future equity‑method earnings were not recognized until the Company’s share of the Kukio Partnerships’ cumulative earnings subsequent to the suspension exceeded the amount of previously recognized excess distributions. During this suspended period, distributions received were recorded as equity in income of affiliates.

During the three months ended March 31, 2026, the Company's share of earnings from the Kukio Resort Land Development Partnerships exceeded distributions received and previously recognized excess distributions. Accordingly, the Company resumed equity-method earnings recognition during the period. For the three and six months ended March 31, 2026, the Company recognized equity in income of affiliates only to the extent its share of net earnings exceeded cumulative excess distributions recognized during the suspended period. As a result, $338,000 was recognized as equity in income from affiliates during the three and six months ended March 31, 2026 (three and six months ended March 31, 2025 - nil and nil), which resulted in an investment balance of $14,000 as at March 31, 2026 (nil as at September 30, 2025).

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

Contracts to Sell Interests in Increment II

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000. The purchaser paid an initial $70,000, which was recognized as revenue during the six months ended March 31, 2026. Additionally, the purchaser has the right to extend the closing by up to 2 years by making a $70,000 payment in each of the next 2 years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions. Because the agreement is subject to substantive contingencies and closing conditions that have not been satisfied, the criteria for revenue recognition under ASC 606 have not been met. Accordingly, no additional revenue has been recognized in the condensed consolidated financial statements.

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

7.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATIONS

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three and six months ended March 31, 2026. The $282,000 of proceeds from the sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2025 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

During the three and six months ended March 31, 2026, there were no ceiling test impairments. During the three and six months ended March 31, 2025, the Company incurred non-cash ceiling test impairments for its U.S. operations oil and natural gas properties of $52,000 and $665,000, respectively.

Asset Retirement Obligations

In 2021, the Company entered into an agreement with Canada’s Orphan Well Association (“OWA”), where the Company was required to pay abandonment and reclamation costs for certain properties in advance through two cash deposits, one for abandonment and one for reclamation. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $173,000 and $173,000 at March 31, 2026 and September 30, 2025, respectively, and is included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets. The non-current portion of the unused deposit of $221,000 along with $93,000 of non-current receivables at March 31, 2026, is included in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets (September 30, 2025 - $222,000 and $61,000, respectively).

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended March 31,
	2026	2025	2026	2025
Interest cost	$102,000	$97,000	$26,000	$24,000
Expected return on plan assets	(217,000)	(200,000)	—	—
Amortization of net actuarial gain	(13,000)	—	—	—
Net periodic benefit (income) cost	$(128,000)	$(103,000)	$26,000	$24,000

	Pension Plan		SERP
	Six months ended March 31,
	2026	2025	2026	2025
Interest cost	$204,000	$195,000	$52,000	$47,000
Expected return on plan assets	(435,000)	(400,000)	—	—
Amortization of net actuarial gain	(25,000)	—	—	—
Net periodic benefit (income) cost	$(256,000)	$(205,000)	$52,000	$47,000

The net periodic benefit (income) cost is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Currently, no contributions are planned to be made to the Pension Plan during fiscal 2026. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2026 are expected to be $261,000. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

A portion of the Pension Plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. At March 31, 2026 and September 30, 2025, the Pension Plan held 676,296 and 666,077 shares, respectively, of Barnwell common stock (see Note 18 for additional details).

9.    INCOME TAXES

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
United States	$(716,000)	$(1,526,000)	$(1,628,000)	$(2,673,000)
Canada	(428,000)	150,000	(1,016,000)	(294,000)
	$(1,144,000)	$(1,376,000)	$(2,644,000)	$(2,967,000)

The components of the income tax (benefit) provision from continuing operations are as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Current	$6,000	$187,000	$(68,000)	$203,000
Deferred	—	(25,000)	—	(34,000)
	$6,000	$162,000	$(68,000)	$169,000

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

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenues:
Oil and natural gas	$2,483,000	$3,543,000	$5,113,000	$7,440,000
Land investment	—	—	70,000	—
Other	14,000	22,000	45,000	33,000
Total before interest income	2,497,000	3,565,000	5,228,000	7,473,000
Interest income	38,000	4,000	53,000	30,000
Total revenues	$2,535,000	$3,569,000	$5,281,000	$7,503,000
Cost and expenses:
Oil and natural gas	$1,843,000	$1,986,000	$3,914,000	$4,482,000
Depletion, depreciation, and amortization:
Oil and natural gas	$553,000	$753,000	$1,144,000	$1,657,000
Other	8,000	1,000	9,000	1,000
Total depletion, depreciation, and amortization	$561,000	$754,000	$1,153,000	$1,658,000
Impairment:
Oil and natural gas	$—	$52,000	$—	$665,000
Operating profit (before general and administrative expenses):
Oil and natural gas	$87,000	$752,000	$55,000	$636,000
Land investment	—	—	70,000	—
Other	6,000	21,000	36,000	32,000
Total operating profit	93,000	773,000	161,000	668,000
Equity in income of affiliates:
Land investment	338,000	—	338,000	—
General and administrative expenses	(1,521,000)	(2,162,000)	(3,137,000)	(3,325,000)
Foreign currency gain (loss)	(58,000)	(10,000)	(11,000)	(341,000)
Interest expense	—	1,000	—	(1,000)
Interest income	38,000	4,000	53,000	30,000
Loss from continuing operations before income taxes	$(1,110,000)	$(1,376,000)	$(2,596,000)	$(2,969,000)

Capital Expenditures:

	Six months ended March 31,
	2026	2025
Oil and natural gas	$222,000	$112,000
Other	—	—
Total	$222,000	$112,000

    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 7 for additional details).

Assets By Segment:

	March 31, 2026	September 30, 2025
Oil and natural gas (1)
Canada	$8,516,000	$11,118,000
Other:
Cash and cash equivalents	4,016,000	2,886,000
Asset for retirement benefits	6,184,000	5,928,000
Corporate and other	2,831,000	880,000
Total	$21,547,000	$20,812,000
______________
(1)          Primarily located in the province of Alberta, Canada.

Long-Lived Assets By Geographic Area:

	March 31, 2026	September 30, 2025
United States	$6,198,000	$5,965,000
Canada	8,928,000	9,617,000
Total	$15,126,000	$15,582,000

Revenue By Geographic Area:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
United States	$—	$376,000	$70,000	$731,000
Canada	2,497,000	3,189,000	5,158,000	6,742,000
Total (before interest income)	$2,497,000	$3,565,000	$5,228,000	$7,473,000

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition based upon continuing operations for the three and six months ended March 31, 2026 and 2025.

	Three months ended March 31, 2026
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$1,783,000	$—	$—	$1,783,000
Natural gas	469,000	—	—	469,000
Natural gas liquids	231,000	—	—	231,000
Other	—	—	14,000	14,000
Total revenues before interest income	$2,483,000	$—	$14,000	$2,497,000
Geographical regions:
United States	$—	$—	$—	$—
Canada	2,483,000	—	14,000	2,497,000
Total revenues before interest income	$2,483,000	$—	$14,000	$2,497,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,483,000	$—	$14,000	$2,497,000

	Three months ended March 31, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$2,601,000	$—	$—	$2,601,000
Natural gas	488,000	—	—	488,000
Natural gas liquids	454,000	—	—	454,000
Other	—	—	22,000	22,000
Total revenues before interest income	$3,543,000	$—	$22,000	$3,565,000
Geographical regions:
United States	$376,000	$—	$—	$376,000
Canada	3,167,000	—	22,000	3,189,000
Total revenues before interest income	$3,543,000	$—	$22,000	$3,565,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,543,000	$—	$22,000	$3,565,000

	Six months ended March 31, 2026
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$3,686,000	$—	$—	$3,686,000
Natural gas	940,000	—	—	940,000
Natural gas liquids	487,000	—	—	487,000
Other	—	70,000	45,000	115,000
Total revenues before interest income	$5,113,000	$70,000	$45,000	$5,228,000
Geographical regions:
United States	$—	$70,000	$—	$70,000
Canada	5,113,000	—	45,000	5,158,000
Total revenues before interest income	$5,113,000	$70,000	$45,000	$5,228,000
Timing of revenue recognition:
Goods transferred at a point in time	$5,113,000	$70,000	$45,000	$5,228,000

	Six months ended March 31, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$5,744,000	$—	$—	$5,744,000
Natural gas	837,000	—	—	837,000
Natural gas liquids	859,000	—	—	859,000
Contingent residual payments	—	—	—	—
Other	—	—	33,000	33,000
Total revenues before interest income	$7,440,000	$—	$33,000	$7,473,000
Geographical regions:
United States	$731,000	$—	$—	$731,000
Canada	6,709,000	—	33,000	6,742,000
Total revenues before interest income	$7,440,000	$—	$33,000	$7,473,000
Timing of revenue recognition:
Goods transferred at a point in time	$7,440,000	$—	$33,000	$7,473,000

Contract Balances

    The following table provides the balances of our receivables from contracts with customers which is included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets.

	March 31, 2026	September 30, 2025	September 30, 2024
Accounts receivables from contracts with customers	$1,051,000	$913,000	$1,472,000

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Foreign currency translation:
Beginning accumulated foreign currency translation	$268,000	$313,000	$295,000	$220,000
Change in cumulative translation adjustment	39,000	(3,000)	12,000	90,000
Net current period other comprehensive (loss) income	39,000	(3,000)	12,000	90,000
Ending accumulated foreign currency translation	307,000	310,000	307,000	310,000
Retirement plans:
Beginning and ending accumulated retirement plans benefit income	2,347,000	1,723,000	2,347,000	1,723,000
Accumulated other comprehensive income, net of taxes	$2,654,000	$2,033,000	$2,654,000	$2,033,000

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

14.                                   DEBT

Insurance Premium Financing

In March 2025, the Company entered into a short-term financing agreement with a third-party to finance the Company’s directors and officers insurance premium in the amount of $183,000, with a term of 11 months and an annual interest rate of 9.4%. The Company made a down payment of $15,000 and was required to make monthly principal and interest payments of $16,000 over the term of the agreement, which was set to mature in February 2026. The insurance premium financing was repaid in full in September 2025. As at March 31, 2026, the Company has no debt.

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

The price of the shares of common stock sold in the private placement was $1.10 per share. The Common Warrants have an exercise price of $1.65 per share, can be exercised starting one hundred eighty (180) days following the date of closing of the Offering (the “Initial Exercise Date”) and will be exercisable for three years following the Initial Exercise Date. The Company estimated the fair value of a Common Warrant on the grant date to be $0.30, totaling an aggregate of $309,000, using a Black Sholes model. The Company allocated $4,000 of issuance costs to the Common Warrants, resulting in a net Common Warrant value of $305,000.

In connection with the transaction, and conditioned upon the Closing, one of the Purchasers, Mr. Bradley L. Radoff, had the right to appoint a director to the Company’s board of directors. Accordingly, the Company has appointed Mr. Radoff’s designee, Mr. Joshua E. Schechter, to the Board of Directors, effective November 28, 2025, to serve until the Company’s next annual meeting of stockholders.

The Company filed a registration statement on Form S-3 (File No. 333-292684) with the Securities and Exchange Commission (the "SEC") on January 12, 2026 ("January 2026 Registration Statement"), which was declared effective on January 30, 2026. The registration statement includes a resale prospectus covering up to 3,250,245 shares of the Company’s common stock issued or issuable pursuant to the Purchase Agreement, consisting of 2,221,141 shares of common stock and up to 1,029,104 Warrant Shares, which may be offered from time to time by the selling stockholders named therein.

At-the-Market Equity Offering Program

The aforementioned January 2026 Registration Statement also included a "shelf prospectus" pursuant to which the Company may offer and sell up to $50,000,000 in securities, in aggregate. On February 25, 2026, the Company entered into a sales agreement (the "Sales Agreement") with Roth Capital Partners, LLC (the "Sales Agent"), relating to the shares of our common stock, par value $0.50 per share, under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $50,000,000 in “at the market” offerings through or to the Sales Agent. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company's public float as calculated in accordance therewith as of February 25, 2026, the Company agreed to limit the issuance and sales of securities under this facility to $3,200,000 worth of shares of common stock. The Company issued and sold an aggregate of 926,403 shares under this agreement during the three months ended March 31, 2026. The gross proceeds received from this Sales Agreement throughout the period totaled $1,133,000 reflecting an average gross sales price of $1.22 per share. Net proceeds totaled $957,000, with $28,000 in commissions and $148,000 in fees associated with issuance costs, including legal and accounting costs.

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

The following table summarizes Barnwell’s equity-classified stock options activity from October 1, 2025 through March 31, 2026:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2025	415,000	$3.38
Granted	185,000	1.21
Exercised	—	—
Expired/Forfeited	(160,000)	3.45
Outstanding at March 31, 2026	440,000	$2.44	6.8	$—
Exercisable at March 31, 2026	255,000	$3.33	4.9	$—

Compensation cost for stock option awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the three and six months ended March 31, 2026, the Company recognized share-based compensation expense related to stock options of $20,000 and $35,000, respectively. There was no share-based compensation expense related to stock options during the three and six months ended March 31, 2025. The remaining unrecognized compensation cost related to stock options as of March 31, 2026 was $99,000 (nil - September 30, 2025).

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

On January 26, 2026, the Board granted a total of 75,000 shares of restricted stock to an independent consultant as payment for consulting services rendered to the Company. The restricted shares vest in equal monthly installments over a one‑year period beginning in January 2026, subject to the consultant’s continued service through the applicable vesting dates.
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2025 through March 31, 2026:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2025	154,174	$2.07
Granted	363,441	1.22
Vested	(40,750)	1.43
Forfeited	—	—
Nonvested at March 31, 2026	476,865	$1.48

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three and six months ended March 31, 2026, the Company recognized share-based compensation expense related to restricted stock units of $108,000 and $187,000, respectively. During the three and six months ended March 31, 2025, the Company recognized share-based compensation expense related to restricted stock units of $60,000 and $129,000, respectively. As of March 31, 2026, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $407,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.

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

Under the Rights Agreement, each outstanding share of common stock carries one preferred share purchase right. Subject to certain exceptions, the Rights become exercisable if a person or group acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Shareholders who beneficially owned 20% or more of the Company’s outstanding common stock as of the adoption date of the Rights Plan will not trigger the Rights Plan unless they acquire beneficial ownership of additional shares representing more than 0.25% of the Company’s outstanding common stock, subject to certain exceptions. The Rights Plan expires on July 29, 2026, unless earlier redeemed, exchanged, or terminated in accordance with the Rights Agreement.

The preceding description of the Rights Agreement is qualified in its entirety by reference to the full text of the Rights Agreement, a copy of which has been filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K that was filed with the SEC on January 30, 2026.

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

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$—	$168,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $27,000 and $2,259,000 during the six months ended March 31, 2026 and 2025, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased nil and $149,000 during the six months ended March 31, 2026 and 2025, respectively.

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

Barnwell Pension Plan

Effective June 2025, the Pension Plan owned more than 5% of the Company's common shares outstanding. On July 3, 2025, the Barnwell Industries, Inc. Employees’ Pension Plan Trust filed a Schedule 13D with the Securities and Exchange Commission, reporting beneficial ownership of 520,350 shares of Barnwell common stock representing more than 5% of the Company’s common shares outstanding. As of September 30, 2025, the Pension Plan held 666,077 shares of Barnwell common stock. As of March 31, 2026, the Pension Plan held 676,296 shares of Barnwell common stock. All the shares purchased by the Pension Plan were made on the open market through a brokerage account.

Account payable - related parties

During fiscal year 2025, a Special Committee of the Board of Directors of the Company engaged Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”) to provide legal services related to various governance matters, including proxy and consent solicitations and related litigation involving a significant stockholder. A partner of Skadden who advised the Company is the brother of a member of the Company’s Board of Directors.

The Company incurred $871,000 of legal fees with Skadden during fiscal year 2025. These amounts were fully recognized as legal expenses in the Company’s consolidated statements of operations in the periods in which the services were rendered. The identified matter relates solely to the classification of the related payable on the balance sheet and the omission of related‑party disclosure in previously issued financial statements.

During the quarter ended March 31, 2026, the Company corrected the classification of the related payable to accounts payable - related parties and included the required related‑party disclosures. This correction had no impact on the Company’s consolidated statements of operations, cash flows, or previously reported net income for any period presented.

At March 31, 2026, the Company had $92,000 of accounts payable due to Skadden, which is classified as "Accounts payable - related party" in the accompanying Condensed Consolidated Balance Sheets ($246,000 at September 30, 2025).

19.                           REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors in its previously issued September 30, 2025 consolidated financial statements related to the presentation and disclosure of legal fees related to various governance matters, including proxy and consent solicitations and related litigation involving a significant stockholder. A partner of the law firm engaged by the Company was an immediate family member of a member of the Company’s Board of Directors.

Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality (“SAB 99”), which is since codified in Accounting Standards Codification 250, Accounting Changes and Error Corrections (“ASC 250”).

The Company performed a quantitative and qualitative assessment of the errors and determine that the errors did not have a material impact to previously issued financial statements. These amounts were fully recognized as legal expenses in the Company’s consolidated statements of operations in the periods in which the services were rendered. The identified matter relates solely to the classification of the related-

party payable on the balance sheets and statements of cash flows and the omission of related‑party disclosure in previously issued financial statements. Management noted that the presentation and disclosure errors identified resulted in a net zero impact to total operating costs and expenses, income from operations, or net income. Therefore, these immaterial errors have been corrected in the current period in accordance with the guidance under SAB 99 and ASC 250.

The unaudited condensed consolidated financial statements presented herein for the three and six months ended March 31, 2026 and 2025 have been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

20.                           SUBSEQUENT EVENTS
On April 9, 2026, pursuant to SEC Rule 424(b)(5), the Company filed a prospectus supplement amending and supplementing its prospectus supplement dated January 30, 2026 under Form S-3. This prospectus supplement increased the limit on the issuance and sales of securities under its Sales Agreement with Roth Capital (see Note 15 "Stockholders' Equity") to $4,298,000. For the period from April 1, 2026 through the date of filing of these condensed consolidated financial statements, the Company issued an additional 884,093 shares of its common stock under the sales agreement, at an average sales price of $1.32 per share, resulting in gross proceeds of $1,164,000.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties and the calculation of our income taxes, all of which are discussed in our 2025 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2026. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at March 31, 2026 for the Kukio Resort Land Development Partnerships as a whole was approximately $4,000,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $2,600,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that it can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease expired by its terms in December 2025.

•Contracts to Sell Interests in Increment II

◦In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000. The purchaser paid an initial $70,000 which was recognized as revenue during the six months ended March 31, 2026. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions. Because the agreement is subject to substantive contingencies and closing conditions that have not been satisfied, the criteria for revenue recognition under ASC 606 have not been met. Accordingly, no additional revenue has been recognized in the financial statements.

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

Results of Operations

Summary of Results From Continuing Operations

The net loss from continuing operations attributable to Barnwell for the three months ended March 31, 2026 totaled $1,150,000, a $388,000 decrease from a net loss from continuing operations attributable to Barnwell of $1,538,000 for the three months ended March 31, 2025. The following factors affected the results of operations for the three months ended March 31, 2026 as compared to the prior year period:
•General and administrative expenses decreased $641,000 due to $755,000 less professional service fees due to the fees for legal services, proxy solicitation, proxy advisory and public relations costs related to a shareholder consent solicitation and proxy contest in the prior year period compared to the same period in the current year, $96,000 lower personnel costs from the closing of the Hawaii office on January 31, 2026, and a $26,000 insurance recovery. These decreases were partially offset by increases in share based compensation expense and other costs in the current year period as compared to the same period in the prior year;

•A $338,000 increase in equity in income from affiliates and a $34,000 increase in net income attributable to non-controlling interest.

Partially offset by:
•A $665,000 decrease in oil and natural gas segment operating results primarily attributable to a $1,060,000 decrease in oil and natural gas revenues, partially offset by a $200,000 decrease in oil and natural gas depletion, a $143,000 decrease in the oil and natural gas operating expenses, and decreases of $52,000 in the ceiling test impairment.

The decrease in oil and natural gas revenues, expenses and depletion was due in part to a decrease in net production resulting from the August 8, 2025 sale of U.S. oil and natural gas assets and the August 28, 2025 sale of Barnwell's interest in certain oil and natural gas properties in Canada. For the three months ended March 31, 2025, the U.S. oil and natural gas assets contributed oil and natural gas revenues of $376,000, oil and natural gas operating expenses of $139,000, depletion of $86,000 and impairments of $52,000. For the three months ended March 31, 2025, the interest of certain oil and natural gas properties in Canada that were sold contributed oil and natural gas revenues of $84,000, oil and natural gas operating expenses of $46,000, and depletion of $25,000.

Also contributing to the decrease in oil and natural gas segment operating results was the impact of natural declines in production from wells in the Company's Twining area. The decline was 18% overall in the three months ended March 31, 2026 as compared to the same period in the prior year. This includes the impact of the Company's newest horizontal well being in flush production mode in the three months ended March 31, 2025. Excluding the effect of this well, the decline rate was 12% in the three months ended March 31, 2026 as compared to the same period in the prior year. Lower realized oil prices also contributed to the decrease in oil and natural gas segment operating results.

•A $68,000 decrease in foreign currency impacts due to a $58,000 foreign currency loss recorded in the current period as compared to a $10,000 gain recorded in the prior year period due to the effects of foreign currency exchange rate changes on intercompany loans and advances as a result of changes in the U.S. dollar against the Canadian dollar.

The net loss from continuing operations attributable to Barnwell for the six months ended March 31, 2026 totaled $2,576,000, a $560,000 decrease from a net loss from continuing operations attributable to Barnwell of $3,136,000 for the six months ended March 31, 2025. The following factors affected the results of operations for the six months ended March 31, 2026 as compared to the prior year period:

•General and administrative expenses decreased $188,000 due to $642,000 less professional service fees due to the fees for legal services, proxy solicitation, proxy advisory and public relations costs related to a shareholder consent solicitation and proxy contest in the prior year period compared to the same period in the current year, and a $78,000 insurance recovery. This was partially offset by higher salaries and wages due to bonuses and retirement payments related to the Hawaii office closure on January 31, 2026 and higher share based compensation expense in the current year period as compared to the same period in the prior year;

•Equity in income from affiliates increased $338,000, net income attributable to non-controlling interests increased $50,000, and land investment segment operating results, before non-controlling interests’ share of such profits, increased $70,000 due to the Kukio Resort Land Development Partnerships' sale of two lots in the current year period, whereas there were no lots sold in the prior year period; and

•A $581,000 decrease in oil and natural gas segment operating results primarily attributable to a $2,327,000 decrease in oil and natural gas revenues, partially offset by a $513,000 decrease in oil and natural gas depletion, a $568,000 decrease in the oil and natural gas operating expenses, and decreases of $665,000 in the ceiling test impairment.

The decrease in oil and natural gas revenues, expenses and depletion was due in part to a decrease in net production resulting from the August 8, 2025 sale of U.S. oil and natural gas assets and the August 28, 2025 sale of Barnwell's interest in certain oil and natural gas properties in Canada. For the six months ended March 31, 2025, the U.S. oil and natural gas assets contributed oil and natural gas revenues of $731,000, oil and natural gas operating expenses of $260,000, depletion of $225,000 and impairments of $665,000. For the six months ended March 31, 2025, the interest of certain oil and natural gas properties in Canada that were sold contributed oil and natural gas revenues of $165,000, oil and natural gas operating expenses of $135,000, and depletion of $49,000.

Lower realized oil price and natural decline in the retained Canadian properties also contributed to the decrease in oil and natural gas segment operating results.

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

The average exchange rate of the Canadian dollar to the U.S. dollar was flat and increased 2% in the three and six months ended March 31, 2026, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar was flat at March 31, 2026, as compared to September 30, 2025. Accordingly, the assets, liabilities, stockholders’ equity, revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2026 was income of $39,000, a $42,000 increase from a loss of $3,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2026 was income of $12,000, a $78,000 decrease from income of $90,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and six months ended March 31, 2026 and 2025 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2026	2025	$	%
Natural Gas (Mcf)*	$2.11	$1.84	$0.27	15%
Oil (Bbls)**	$55.66	$61.02	$(5.36)	(9%)
Natural gas liquids (Bbls)**	$28.88	$32.43	$(3.55)	(11%)

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2026	2025	$	%
Natural Gas (Mcf)*	$1.94	$1.43	$0.51	36%
Oil (Bbls)**	$54.00	$63.39	$(9.39)	(15%)
Natural gas liquids (Bbls)**	$27.08	$29.61	$(2.53)	(9%)

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2026	2025	Units	%
Natural Gas (Mcf)*	211,000	253,000	(42,000)	(17%)
Oil (Bbls)**	32,000	43,000	(11,000)	(26%)
Natural gas liquids (Bbls)**	8,000	14,000	(6,000)	(43%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2026	2025	Units	%
Natural Gas (Mcf)*	461,000	551,000	(90,000)	(16%)
Oil (Bbls)**	67,000	91,000	(24,000)	(26%)
Natural gas liquids (Bbls)**	18,000	29,000	(11,000)	(38%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $87,000 operating profit before general and administrative expenses in the three months ended March 31, 2026, a decrease in operating results of $665,000 as compared to the $752,000 operating profit before general and administrative expenses generated during the same period of the prior year. This decrease is primarily attributable to a $1,060,000 decrease in oil and natural gas revenues, partially offset by a $200,000 decrease in oil and natural gas depletion, a $143,000 decrease in the oil and natural gas operating expenses, and decreases of $52,000 in the ceiling test impairment.

The decrease in oil and natural gas revenues, expenses and depletion was due in part to a decrease in net production resulting from the August 8, 2025 sale of U.S. oil and natural gas assets and the August 28, 2025 sale of Barnwell's interest in certain oil and natural gas properties in Canada. For the three months ended March 31, 2025, the U.S. oil and natural gas assets contributed oil and natural gas revenues of $376,000, oil and natural gas operating expenses of $139,000, depletion of $86,000 and impairments of $52,000. For the three months ended March 31, 2025, the interest of certain oil and natural gas properties in Canada that were sold contributed oil and natural gas revenues of $84,000, oil and natural gas operating expenses of $46,000, and depletion of $25,000.

Also contributing to the decrease in oil and natural gas segment operating results was the impact of natural declines in production from wells in the Company's Twining area. The decline was 18% overall in the three months ended March 31, 2026 as compared to the same period in the prior year. This includes the impact of the Company's newest horizontal well being in flush production mode in the three months ended March 31, 2025. Excluding the effect of this well, the decline rate was 12% in the three months ended March 31, 2026 as compared to the same period in the prior year. Lower realized oil prices also contributed to the decrease in oil and natural gas segment operating results.

The oil and natural gas segment generated a $55,000 operating profit before general and administrative expenses in the six months ended March 31, 2026, a decrease in operating results of $581,000 as compared to the $636,000 operating profit before general and administrative expenses generated during the same period of the prior year. This decrease is primarily attributable to a $2,327,000 decrease in oil and natural gas revenues, partially offset by a $513,000 decrease in oil and natural gas depletion, a $568,000 decrease in the oil and natural gas operating expenses, and decreases of $665,000 in the ceiling test impairment.

The decrease in oil and natural gas revenues, expenses and depletion was due in part to a decrease in net production resulting from the August 8, 2025 sale of U.S. oil and natural gas assets and the August 28, 2025 sale of Barnwell's interest in certain oil and natural gas properties in Canada. For the six months ended March 31, 2025, the U.S. oil and natural gas assets contributed oil and natural gas revenues of $731,000, oil and natural gas operating expenses of $260,000, depletion of $225,000 and impairments of $665,000. For the six months ended March 31, 2025, the interest of certain oil and natural gas properties in Canada that were sold contributed oil and natural gas revenues of $165,000, oil and natural gas operating expenses of $135,000, and depletion of $49,000.

Lower realized oil price and natural decline in the retained Canadian properties also contributed to the decrease in oil and natural gas segment operating results.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Operating profit (loss) (before general and administrative expenses)
Canada	$87,000	$653,000	$55,000	$1,055,000
United States (1)	—	99,000	—	(419,000)
Total operating profit	$87,000	$752,000	$55,000	$636,000
________________________

(1)          The operating loss for the United States for the three and six months ended March 31, 2025 includes non-cash ceiling test impairments of $52,000 and $665,000, respectively.

Oil and natural gas revenues decreased $1,060,000 (30%) and $2,327,000 (31%) for the three and six months ended March 31, 2026, respectively, as compared to the same periods in the prior year, primarily due to decreases in natural gas, oil, and natural gas liquids production in the current year periods as compared to the same periods in the prior year. The decreases in production are in part the result of the sale of the U.S. oil and natural gas assets. These assets contributed revenues of $376,000 and $731,000 for the three and six months ended March 31, 2025, respectively. Also contributing to the decrease was the sale of Barnwell's interest in certain oil and natural gas properties in Canada, which contributed sales of $84,000 and $165,000 for the three and six months ended March 31, 2025, respectively. Revenues also decreased due to natural declines in the Company's Twining assets and a decrease in oil and natural gas liquids prices.

In February 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas it sold during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 45% and 42% of Canadian natural gas gross production per day for the three and six months ended March 31, 2026.

Additionally, in September 2025, the Company amended the sales price on 1,583 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2025 to March 31, 2026 to a fixed index price before differentials of $3.03 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from November 1, 2025 to March 31, 2026, is equivalent to approximately 68% and 62% of Canadian natural gas gross production per day for the three and six months ended March 31, 2026. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In November 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sold during the period from April 1, 2026 to October 31, 2026 to a fixed index price before differentials of $2.94 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from April 1, 2026 to October 31, 2026, is equivalent to approximately 45% and 42% of Canadian natural gas gross production per day for the three and six months ended March 31, 2026. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In June 2025, the Company amended the sales price on 100 gross barrels per day of the Canadian oil to be sold during the period from July 1, 2025 to December 31, 2025 to a fixed index price before differentials of $70.35 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract affected the period from July 1, 2025 to December 31, 2025, is equivalent to approximately 28% and 27% of Canadian oil gross production per day for the three and six months ended March 31, 2026.

In January 2026, the Company amended the sales price on 100 gross barrels per day of the Canadian oil to be sold during the period from February 1, 2026 to July 31, 2026 to a fixed index price before differentials of $58.20 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from February 1, 2026 to July 31, 2026, is equivalent to approximately 28% and 27% of Canadian oil gross production per day for the three and six months ended March 31, 2026. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In March 2026, the Company amended the sales price on 50 gross barrels per day of the Canadian oil to be sold during the period from April 1, 2026 to June 30, 2026 to a fixed index price before differentials of $89.10 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from April 1, 2026 to June 30, 2026, is equivalent to approximately 14% and 14% of Canadian oil gross production per day for the three and six months ended March 31, 2026. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas operating expenses decreased $143,000 (7%) and 568,000 (13%) for the three and six months ended March 31, 2026, as compared to the same periods in the prior year, primarily due to decreases in production in the current year period due to the sale of the U.S. oil and natural gas properties and the sale of Barnwell's interest in certain oil and natural gas properties in Canada.
Oil and natural gas segment depletion decreased $200,000 (27%) and $513,000 (31%) for the three and six months ended March 31, 2026, as compared to the same periods in the prior year. The decrease was primarily due to decreases in production in the current year period as compared to the same periods in the prior year.

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interest in U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. Barnwell will no longer own any oil and natural gas assets in the U.S. as a result of this sale. Operating revenues from these U.S. oil and natural gas properties represented 11% and 10% of the total oil and natural gas segment operating revenues for the three and six months ended March 31, 2025.

Contracts to Sell Interests in Increment II

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000, of which $70,000 was received in the six months ended March 31, 2026. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions.

Also in November 2025, pursuant to a unit purchase agreement, KDK agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

General and Administrative Expenses

General and administrative expenses decreased $641,000 (30%) for the three months ended March 31, 2026 as compared to the same periods in the prior year due to $755,000 less professional service fees due to the fees for legal services, proxy solicitation, proxy advisory and public relations costs related to a shareholder consent solicitation and proxy contest in the prior year period compared to the same period in the current year, $96,000 lower personnel costs from the closing of the Hawaii office on January 31, 2026, and a $26,000 insurance recovery. These decreases were partially offset by increases in share based compensation expense and other costs in the current year period as compared to the same period in the prior year.

General and administrative expenses decreased $188,000 (6%) for the six months ended March 31, 2026 as compared to the same periods in the prior year due to $642,000 less professional service fees due to the fees for legal services, proxy solicitation, proxy advisory and public relations costs related to a shareholder consent solicitation and proxy contest in the prior year period compared to the same period in the current year, and a $78,000 insurance recovery. This was partially offset by higher salaries and wages due to bonuses and retirement payments related to the Hawaii office closure on January 31, 2026 and higher share based compensation expense in the current year period as compared to the same period in the prior year.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $193,000 (26%) and $505,000 (30%) for the three and six months ended March 31, 2026, as compared to the same periods in the prior year, primarily due to decreases in production, as discussed in the “Oil and natural gas” section above.

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

During the three and six months ended March 31, 2026, the Company had no impairments to oil and natural gas properties.

During the three and six months ended March 31, 2025, the Company incurred a non-cash ceiling test impairment on our U.S. oil and natural gas properties of $52,000 and $665,000.

Foreign Currency (Gain) Loss

During the three and six months ended March 31, 2026, the Company recorded $58,000 and $11,000 in foreign currency losses, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the U.S. dollar against the Canadian dollar (three and six months ended March 31, 2025 - $10,000 foreign currency gain and $341,000 foreign currency loss, respectively). The foreign currency losses or gains from intercompany balances are included in our Condensed Consolidated Statements of Operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Equity in Income of Affiliates

Equity in income of affiliates was $338,000 for the three and six months ended March 31, 2026. Equity in income of affiliates was nil for the three and six months ended March 31, 2025 as there were no lots sold in the current year or prior year periods.

$323,000 of cash distributions were received during the three and six months ended March 31, 2026. Comparatively, there were no cash distributions received during the three and six months ended March 31, 2025.

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and the Kukio Resort Land Development Partnerships investment balance was reduced to zero with the distributions received in excess of our investment balance recorded as equity in income of affiliates because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company determined that it would record future equity method earnings only after our share of the Kukio Resort Land Development Partnerships’ cumulative earnings in excess of distributions during the suspended period exceeds our share of the Kukio Resort Land Development Partnerships’ income recognized for the excess distributions, and during this suspended period any distributions received would be recorded as equity in income of affiliates.

During the three months ended March 31, 2026, the Company's share of earnings from the Kukio Resort Land Development Partnerships exceeded distributions received and previously recognized excess distributions. Accordingly, the Company resumed equity-method earnings recognition during the period. For the three and six months ended March 31, 2026, the Company recognized equity in income of affiliates only to the extent its share of net earnings exceeded cumulative excess distributions recognized during the suspended period. As a result, $338,000 was recognized as equity in income from affiliates during the three and six months ended March 31, 2026 (three and six months ended March 31, 2025 - nil and nil), which resulted in an investment balance of $14,000 as at March 31, 2026.

Income Taxes

Barnwell’s effective consolidated income tax rate from continuing operations, after adjusting loss from continuing operations before income taxes for non-controlling interests, was 1% and 3% for the three and six months ended March 31, 2026 as compared to 12% and 6% for the three and six months ended March 31, 2025.
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

Net earnings attributable to non-controlling interests totaled $34,000 and $48,000 for the three and six months ended March 31, 2026 as compared to net loss attributable to non-controlling interests of nil and $2,000 for the same periods in the prior year. The changes of $34,000 and $50,000 for the three and six months were primarily due to the increase in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same period in the prior year.

Net (Loss) Earnings From Discontinued Operations

Net earnings from discontinued operations was nil during the three and six months ended March 31, 2026 as compared to net loss from discontinued operations of $331,000 and $12,000 during the three and six months ended March 31, 2025.

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

At March 31, 2026, Barnwell had a working capital surplus of $2,152,000. Barnwell’s primary sources of liquidity are cash on hand of $4,016,000 and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be intermittent and not significant to our liquidity.

Cash Flows From Continuing Operations

Cash flows used in continuing operations totaled $2,422,000 for the six months ended March 31, 2026, as compared to cash flows used in continuing operations of $854,000 for the same period in the prior year. This $1,568,000 decrease in operating cash flows was primarily due to lower operating results for the oil and natural gas segment in the current year period as compared to the same period in the prior year as a result of the sale of the U.S. oil and gas operations and the August 28, 2025 sale of Barnwell's interests in certain oil and natural gas properties in Canada, and lower realized oil prices. The change was also due to increased spending on asset retirement obligations as part of the Company's abandonment and reclamation initiatives, equity income from affiliates, and retirement plan payments relating to the SERP for retirements in the periods presented.

Cash flows provided by investing activities from continuing operations totaled $223,000 during the six months ended March 31, 2026, as compared to cash flows used in investing activities from continuing operations of $2,272,000 during the same period of the prior year. This $2,495,000 increase in investing cash flows was due to $2,391,000 lower investments in oil and natural gas properties in the current period compared to the prior period, $150,000 of payments received on the note receivable related to the sale of discontinued operations and $323,000 distribution from equity investees received in the current period, and $163,000 in cash divested from the sale of discontinued operations, net of proceeds in the prior year period. These increases were partially offset by a $250,000 dividend received from discontinued operations and $282,000 from the sale of oil and natural gas assets in the prior year period.

Cash flows provided by financing activities from continuing operations totaled $3,330,000 for the six months ended March 31, 2026, as compared to cash flows used in financing activities from continuing operations of $15,000 for the same period in the prior year. The $3,345,000 increase in financing cash flows was due to the November 24, 2025 private placement of 2,221,141 common shares at $1.10 per share and the At-the-Market Equity Offering Program ("ATM Program") sale of 926,403 common shares at an average price of $1.22 per share, which ATM Program began with the sales agreement dated February 25, 2026.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $113,000 and $223,000 for the three and six months ended March 31, 2026, as compared to $68,000 and $382,000 for the same periods in the prior year.

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three and six months ended March 31, 2026.

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

On August 28, 2025, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Medicine River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $288,000 in order to, among other things, reflect an economic closing date of September 30, 2025. The final determination of the customary adjustments to the purchase price was completed in the three months ended March 31, 2026 and resulted in a reduction in sales price of $16,000. The proceeds and adjustment were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information relating to Barnwell, including its consolidated subsidiaries, required to be disclosed is accumulated and communicated to Barnwell's management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2026, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2026 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

During December 2025 and January 2026, Barnwell experienced certain previously disclosed personnel changes within its accounting function in Canada, including one accounting team member taking short-term disability leave and two additional accounting personnel resigning on short notice. These changes occurred concurrently with the previously announced closure of the Honolulu office and the transition of accounting responsibilities to Canada, which temporarily disrupted certain normal accounting workflows.

Management promptly implemented mitigation measures, including the engagement of experienced accounting consultants to augment existing financial staff and complete the closing of the quarter ending December 31, 2025, and to support the continued operation of Barnwell’s accounting and financial reporting processes. These consultants possess appropriate technical expertise and experience to perform their assigned responsibilities and one has been integrated into Barnwell’s established control framework.

Management evaluated these events and the related mitigation measures and determined that Barnwell’s internal control over financial reporting remained effective as of March 31, 2026. Other than the personnel changes described above and the engagement of supplemental accounting consultants as part of management’s mitigation efforts, there were no changes in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See discussion of legal and regulatory matters in Note 16 “Contingencies” to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

    Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the six months ended March 31, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of Barnwell common stock by the Barnwell Industries, Inc. Employee's Pension Plan Trust during the three months ended March 31, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2026	—	—	—	—
February 1-28, 2026	—	—	—	—
March 1-31, 2026	—	—	—	—
Total	0
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.
ITEM 4.    MINE SAFETY DISCLOSURE

    None.

ITEM 5.    OTHER INFORMATION

    During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Sales Agreement by and between Barnwell Industries, Inc. and Roth Capital Partners, LLC, dated February 25, 2026, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2026

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 20, 2026	/s/ Philip F. Patman Jr.
Philip F. Patman, Jr.
Chief Financial Officer, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Sales Agreement by and between Barnwell Industries, Inc. and Roth Capital Partners, LLC, dated February 25, 2026, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2026

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Certain confidential information has been omitted from a portion of this exhibit.