Form 10-Q
period 2026-06-30
BARNWELL INDUSTRIES INC
filed 2026-08-11
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
☐              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-05103
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

As of August 10, 2026 there were 14,434,310 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

]ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,467,000	$2,886,000
Accounts and other receivables, net of allowance for credit losses of: $48,000 at June 30, 2026; $49,000 at September 30, 2025	1,442,000	1,621,000
Note receivable	—	300,000
Other current assets	577,000	423,000
Total current assets	6,486,000	5,230,000
Asset for retirement benefits	6,312,000	5,928,000
Investments	391,000	—
Operating lease right-of-use assets	86,000	145,000
Other non-current assets	310,000	347,000
Property and equipment:
Proved oil and natural gas properties (full cost method)	73,536,000	74,511,000
Other property and equipment	286,000	500,000
Total property and equipment	73,822,000	75,011,000
Accumulated depletion, impairment, depreciation, and amortization	(65,918,000)	(65,849,000)
Total property and equipment, net	7,904,000	9,162,000
Total assets	$21,489,000	$20,812,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,215,000	$1,936,000
Accounts payable - related party	—	246,000
Accrued capital expenditures	47,000	185,000
Accrued compensation	176,000	264,000
Accrued operating and other expenses	1,094,000	1,022,000
Current portion of asset retirement obligation	513,000	613,000
Other current liabilities	371,000	460,000
Total current liabilities	3,416,000	4,726,000
Operating lease liabilities	53,000	93,000
Liability for retirement benefits	1,756,000	1,791,000
Asset retirement obligation	7,309,000	7,162,000
Deferred income tax liabilities	18,000	18,000
Total liabilities	12,552,000	13,790,000
Commitments and contingencies (Note 16)
Equity:
Common stock, par value $0.50 per share; authorized, 40,000,000 shares: 14,595,960 issued at June 30, 2026; 10,241,434 issued at September 30, 2025	7,298,000	5,121,000
Additional paid-in capital	10,691,000	8,039,000
(Accumulated deficit) retained earnings	(9,524,000)	(6,508,000)
Accumulated other comprehensive income, net	2,694,000	2,642,000
Treasury stock, at cost: 167,900 shares at June 30, 2026 and September 30, 2025	(2,286,000)	(2,286,000)
Total stockholders’ equity	8,873,000	7,008,000
Non-controlling interests	64,000	14,000
Total equity	8,937,000	7,022,000
Total liabilities and equity	$21,489,000	$20,812,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenues:
Oil and natural gas	$3,341,000	$3,153,000	$8,454,000	$10,593,000
Sale of interest in leasehold land	—	—	70,000	—
Gas processing and other	38,000	39,000	136,000	102,000
	3,379,000	3,192,000	8,660,000	10,695,000
Costs and expenses:
Oil and natural gas operating	2,038,000	2,082,000	5,952,000	6,564,000
General and administrative	1,409,000	1,868,000	4,546,000	5,193,000
Depletion, depreciation, and amortization	546,000	844,000	1,699,000	2,502,000
Impairment of assets	—	200,000	—	865,000
Foreign currency loss (gain)	56,000	(219,000)	67,000	122,000
Interest expense	1,000	4,000	1,000	5,000
	4,050,000	4,779,000	12,265,000	15,251,000
Loss from continuing operations before equity in income of affiliates and income taxes	(671,000)	(1,587,000)	(3,605,000)	(4,556,000)
Equity in income of affiliates	376,000	—	714,000	—
Loss from continuing operations before income taxes	(295,000)	(1,587,000)	(2,891,000)	(4,556,000)
Income tax provision (benefit)	108,000	(34,000)	40,000	135,000
Net loss from continuing operations	(403,000)	(1,553,000)	(2,931,000)	(4,691,000)
Net earnings from discontinued operations	—	—	—	12,000
Net loss	(403,000)	(1,553,000)	(2,931,000)	(4,679,000)
Less: Net earnings (loss) attributable to non-controlling interests	37,000	(3,000)	85,000	(5,000)
Net loss attributable to Barnwell Industries, Inc.	$(440,000)	$(1,550,000)	$(3,016,000)	$(4,674,000)
Basic and diluted loss per common share attributable to Barnwell Industries, Inc. stockholders:
Net loss from continuing operations attributable to Barnwell Industries, Inc.	$(0.03)	$(0.15)	$(0.24)	$(0.47)
Net earnings from discontinued operations	—	—	—	—
Net loss attributable to Barnwell Industries, Inc.	$(0.03)	$(0.15)	$(0.24)	$(0.47)
Weighted-average number of common shares outstanding:
Basic and diluted	14,313,866	10,053,534	12,688,620	10,051,390

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net loss	$(403,000)	$(1,553,000)	$(2,931,000)	$(4,679,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	40,000	(37,000)	52,000	53,000
Total other comprehensive income (loss)	40,000	(37,000)	52,000	53,000
Total comprehensive loss	(363,000)	(1,590,000)	(2,879,000)	(4,626,000)
Less: Comprehensive (income) loss attributable to non-controlling interests	(37,000)	3,000	(85,000)	5,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(400,000)	$(1,587,000)	$(2,964,000)	$(4,621,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2026 and 2025
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2025	10,053,534	$5,111,000	$7,806,000	$(2,529,000)	$2,033,000	$(2,286,000)	$20,000	$10,155,000
Net loss	—	—	—	(1,550,000)	—	—	(3,000)	(1,553,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(37,000)	—	—	(37,000)
Share-based compensation	—	—	18,000	—	—	—	—	18,000
Balance at June 30, 2025	10,053,534	$5,111,000	$7,824,000	$(4,079,000)	$1,996,000	$(2,286,000)	$17,000	$8,583,000

Balance at March 31, 2026	13,505,217	$6,837,000	$10,011,000	$(9,084,000)	$2,654,000	$(2,286,000)	$27,000	$8,159,000
Net loss	—	—	—	(440,000)	—	—	37,000	(403,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	40,000	—	—	40,000
Share-based compensation	—	—	125,000	—	—	—	—	125,000
Issuance of common stock for restricted stock units vested	38,750	20,000	(20,000)	—	—	—	—	—
Issuance of common stock, net of issuance costs	884,093	441,000	575,000	—	—	—	—	1,016,000
Balance at June 30, 2026	14,428,060	$7,298,000	$10,691,000	$(9,524,000)	$2,694,000	$(2,286,000)	$64,000	$8,937,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2026 and 2025
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2024	10,028,090	$5,098,000	$7,690,000	$595,000	$1,943,000	$(2,286,000)	$22,000	$13,062,000
Net (loss)	—	—	—	(4,674,000)	—	—	(5,000)	(4,679,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	53,000	—	—	53,000
Share-based compensation	—	—	147,000	—	—	—	—	147,000
Issuance of common stock for restricted stock units vested	25,444	13,000	(13,000)	—	—	—	—	—
Balance at June 30, 2025	10,053,534	$5,111,000	$7,824,000	$(4,079,000)	$1,996,000	$(2,286,000)	$17,000	$8,583,000

Balance at September 30, 2025	10,073,534	$5,121,000	$8,039,000	$(6,508,000)	$2,642,000	$(2,286,000)	$14,000	$7,022,000
Net loss	—	—	—	(3,016,000)	—	—	85,000	(2,931,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	52,000	—	—	52,000
Distributions to non-controlling interests	—	—	—	—	—	—	(35,000)	(35,000)
Share-based compensation	—	—	347,000	—	—	—	—	347,000
Issuance of common stock for services	83,207	42,000	59,000	—	—	—	—	101,000
Issuance of common stock for restricted stock units vested	239,682	120,000	(120,000)	—	—	—	—	—
Issuance of common stock, net of issuance costs	4,031,637	2,015,000	2,366,000	—	—	—	—	4,381,000
Balance at June 30, 2026	14,428,060	$7,298,000	$10,691,000	$(9,524,000)	$2,694,000	$(2,286,000)	$64,000	$8,937,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(2,931,000)	$(4,679,000)
Net earnings from discontinued operations	—	12,000
Net loss from continuing operations	(2,931,000)	(4,691,000)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depletion, depreciation, and amortization	1,699,000	2,502,000
Impairment of assets	—	865,000
Equity in income of affiliates	(714,000)	—
Retirement benefits income	(306,000)	(236,000)
Non-cash rent income	(7,000)	(1,000)
Accretion of asset retirement obligation	558,000	597,000
Deferred income tax (benefit) expense	—	(51,000)
Asset retirement obligation payments	(678,000)	(356,000)
Share-based compensation expense	347,000	147,000
Common stock issued for services	101,000	—
Retirement plan contributions and payments	(182,000)	(3,000)
Credit loss (reversal) expense	(4,000)	(8,000)
Foreign currency loss	67,000	122,000
(Decrease) increase from changes in current assets and liabilities	(1,049,000)	(50,000)
Net cash (used in) provided by operating activities from continuing operations	(3,099,000)	(1,163,000)
Cash flows from investing activities of continuing operations:
Distribution from equity investees in excess of earnings	323,000	—
Proceeds from the sale of oil and natural gas assets	—	282,000
Capital expenditures - oil and natural gas	(269,000)	(2,954,000)
Dividend received from discontinued operations	—	250,000
Cash divested from the sale of discontinued operations, net of proceeds	—	(163,000)
Payments received on note receivable related to the sale of discontinued operations	300,000	350,000
Net cash provided by (used in) investing activities from continuing operations	354,000	(2,235,000)
Cash flows from financing activities of continuing operations:
Repayments for insurance premium financing	—	(60,000)
Proceeds from issuance of stock, net of costs	4,381,000	—
Distributions to non-controlling interests	(35,000)	—
Net cash provided by financing activities from continuing operations	4,346,000	(60,000)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(95,000)
Net cash provided by investing activities	—	538,000
Net cash used in financing activities	—	(250,000)
Net cash provided by discontinued operations	—	193,000
Effect of exchange rate changes on cash and cash equivalents	(20,000)	(86,000)
Net (decrease) increase in cash and cash equivalents	1,581,000	(3,351,000)
Cash and cash equivalents at beginning of period	2,886,000	4,505,000
Cash and cash equivalents of continuing operations at end of period	$4,467,000	$1,154,000
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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2026, results of operations, comprehensive loss, and equity for the three and nine months ended June 30, 2026 and 2025, and cash flows for the nine months ended June 30, 2026 and 2025, have been made. The results of operations for the period ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

3.    DISCONTINUED OPERATIONS

On March 14, 2025, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with three unrelated individuals (collectively, the “Buyer”) whereby the Buyer acquired all of the shares of capital stock of Water Resources (the “Shares”) owned by the Company. The sale and purchase of the Shares closed (the “Closing”) simultaneously with the execution and delivery of the Purchase Agreement by each of the parties thereto on March 14, 2025. The aggregate purchase price for the Shares was $1,050,000, which was paid at Closing by the Buyer as follows: an initial aggregate cash payment of $250,000 and the delivery of a non-interest bearing promissory note with a principal amount of $800,000 (the “Promissory Note”). As of June 30, 2026, the Promissory Note, including $28,000 of accrued interest, was fully repaid (Note receivable of $300,000 as at September 30, 2025). The final payment was extended from March 15, 2026 to June 15, 2026. The annual interest rate on the Promissory Note increased from 0% to 12% beginning August 15, 2025 and to 18% beginning December 15, 2025. Beginning March 15, 2026, outstanding interest was treated as part of the principal, and future interest compounded annually. $100,000 was paid on December 15, 2025, $50,000 on February 13, 2026, and $150,000 on June 15, 2026 as scheduled.

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

The following table presents the financial results from discontinued operations presented in the Condensed Consolidated Statements of Operations.

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenues:
Contract drilling	$—	$—	$—	$1,156,000
	—	—	—	1,156,000
Costs and expenses:
Contract drilling operating	—	—	—	1,239,000
General and administrative	—	—	—	209,000
Depreciation and amortization	—	—	—	40,000
Interest expense	—	—	—	1,000
Gain on sale of assets (1)	—	—	—	(538,000)
	—	—	—	951,000
Loss from discontinued operations before income taxes	—	—	—	205,000
Loss on sale of discontinued operations	—	—	—	(193,000)
Net earnings from discontinued operations	$—	$—	$—	$12,000
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

Warrants to purchase 1,029,104 shares of common stock, options to purchase 440,000 shares of common stock and 467,218 restricted stock units, on a weighted average basis, were excluded from the computation of diluted shares for the three months ended June 30, 2026, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 214,270 restricted stock units were excluded from the computation of diluted shares for the three months ended June 30, 2025, as their inclusion would have been anti-dilutive.

Warrants to purchase 810,467 shares of common stock, options to purchase 497,161 shares of common stock and 430,942 restricted stock units, on a weighted average basis, were excluded from the computation of diluted shares for the nine months ended June 30, 2026, as their inclusion would have been anti-dilutive. Options to purchase 465,000 shares of common stock and 229,740 restricted stock units were excluded from the computation of diluted shares for the nine months ended June 30, 2025, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following table:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss from continuing operations	$(403,000)	$(1,553,000)	$(2,931,000)	$(4,691,000)
Less: Net earnings (loss) attributable to non-controlling interests of continuing operations	37,000	(3,000)	85,000	(5,000)
Net loss from continuing operations attributable to Barnwell Industries, Inc.	(440,000)	(1,550,000)	(3,016,000)	(4,686,000)
Net earnings from discontinued operations	—	—	—	12,000
Net loss attributable to Barnwell Industries, Inc.	$(440,000)	$(1,550,000)	$(3,016,000)	$(4,674,000)

Denominator:
Basic weighted-average number of common shares outstanding	14,313,866	10,053,534	12,688,620	10,051,390
Effect of dilutive securities - common stock options and restricted stock units	—	—	—	—
Diluted weighted-average number of common shares outstanding	14,313,866	10,053,534	12,688,620	10,051,390

Basic and diluted loss per common share:
Net loss per common share from continuing operations attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$(0.15)	$(0.24)	$(0.47)
Net loss per common share from discontinued operations	—	—	—	—
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$(0.15)	$(0.24)	$(0.47)

5.                           ACCOUNTS AND OTHER RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Insurance Recovery Receivable

In the quarter ended June 30, 2025, the Company filed an insurance claim for $348,000 with our insurance carrier for the reimbursement of certain legal fees incurred that are covered under our directors and officers’ liability insurance policies. In November 2025, $250,000 was received, leaving a $98,000 receivable. In the three months ended March 31, 2026, the Company's insurance carrier confirmed $176,000 would be received, resulting the recognition of an additional $78,000 gain. The full amount was received in the three months ended June 30, 2026, resulting in gains of nil and $78,000 recognized during the three and nine months ended June 30, 2026, respectively. The insurance recovery receivable is included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets and the related gain was recorded in “General and administrative” expenses in the accompanying Condensed Consolidated Statements of Operations.

Allowance for Credit Losses

The following table summarizes the activity in the balance of allowance for credit losses related to accounts and other receivables:

	Nine months ended June 30,
	2026	2025
Allowance for credit losses at beginning of period	$49,000	$141,000
(Reversal of) provision for expected credit losses	—	(8,000)
Write-offs charged against the allowance	—	(77,000)
Foreign currency translation adjustment	(1,000)	(6,000)
Allowance for credit losses at end of period	$48,000	$50,000

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

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. During the three and nine months ended June 30, 2026, the Company received cash distributions of nil and $323,000, respectively (resulting in net amounts of nil and $288,000, after distributing nil and $35,000 to non-controlling interests) from the Kukio Resort Land Development Partnerships. Comparatively, there were no cash distributions received during the three and nine months ended June 30, 2025.

Equity in income of affiliates was $376,000 and $714,000 for the three and nine months ended June 30, 2026, respectively, as compared to nil for the three and nine months ended June 30, 2025.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenue	$4,936,000	$169,000	$11,380,000	$5,761,000
Gross profit	$2,374,000	$(46,000)	$5,532,000	$2,612,000
Net earnings	$1,704,000	$(538,000)	$3,717,000	$1,013,000

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

During the three months ended March 31, 2026, the Company's share of earnings from the Kukio Resort Land Development Partnerships exceeded distributions received and previously recognized excess distributions. Accordingly, the Company resumed equity-method earnings recognition during the period. For the three and nine months ended June 30, 2026, the Company recognized equity in income of affiliates only to the extent its share of net earnings exceeded cumulative excess distributions recognized during the suspended periods. As a result, $376,000 and $714,000 was recognized as equity in income from affiliates during the three and nine months ended June 30, 2026, respectively (three and nine months ended June 30, 2025 - nil and nil), which resulted in an investment balance of $391,000 as at June 30, 2026 (nil as at September 30, 2025).

Cumulative distributions received from Kukio Resort Land Development Partnerships in excess of our investment balance was $106,000 at September 30, 2025.

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

Contracts to Sell Interests in Increment II

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000. The purchaser paid an initial $70,000, which was recognized as revenue during the nine months ended June 30, 2026 as it represented nonrefundable consideration earned upon execution of the agreement. Additionally, the purchaser has the right to extend the closing by up to 2 years by making a $70,000 payment in each of the next 2 years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions. Because the agreement is subject to substantive contingencies and closing conditions that have not been satisfied, the criteria for revenue recognition under ASC 606 have not been met for the remaining $1,930,000. Accordingly, no additional revenue has been recognized in the condensed consolidated financial statements.

Also in November 2025, pursuant to a unit purchase agreement, KDK agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing. There are substantive contingencies and closing conditions that have not been satisfied, therefore the criteria for revenue recognition has not been met, and no revenue has been recognized in the condensed consolidated financial statements.

On July 31, 2026, Barnwell Hawaiian Properties, Inc., a Delaware corporation and a subsidiary of the Company (“BHP”), together with Kaupulehu Developments, entered into a Purchase and Sale Agreement (the “PSA”) with Mr. David Johnston, as purchaser. BHP and Kaupulehu Developments are each severally, and not jointly, sellers under the PSA (together, the “Sellers”). Under the Purchase Agreement, the Sellers agreed to sell to Mr. Johnston at closing: (i) BHP’s 34.45% limited partner interest in KKM and BHP’s 75% general partner interest in KD Kona (together, the “Partner Interests”); (ii) Kaupulehu Developments’ rights in KD II and Increment II under a Retained Rights Agreement dated March 7, 2019; and (iii) Kaupulehu Developments’ rights under an Agreement to Terminate Project Rights dated November 17, 2025 between Mr. Johnston and Kaupulehu Developments. The aggregate purchase price is $1,770,000 in cash, payable at closing, allocated $770,000 to the Partner Interests and $1,000,000 to the remaining rights described above. After giving effect to the minority interest held by Cambridge Hawaii LP in Kaupulehu Developments, net consideration to the Company is estimated at approximately $1,550,000, and a pre-closing distribution of $500,000 by KKM to its partners is expected to result in a further distribution of approximately $160,000 to the Company. Closing is expected to occur on or before September 15, 2026, subject to customary closing conditions, including the accuracy of the parties’ representations and warranties, the absence of any restraining proceeding, the KKM distribution described above, and the absence of a material adverse change with respect to KKM or KD Kona. Either party may terminate the PSA if a condition to its obligation to close is not satisfied or waived, or if closing has not occurred within five business days after the closing date, subject to certain exceptions. The Sellers’ representations and warranties are limited and survive for six months after closing, and each Seller’s aggregate liability is capped at 10% of the purchase price allocated to the assets it sold, subject to a $25,000 claim threshold, in each case other than for actual fraud. The PSA is governed by Hawaii law. Upon closing, the Company expects to achieve a complete exit from all of its known remaining Hawaii real estate-related interests, subject to minimal administrative winding up activities, although there can be no assurance that the closing will occur on the anticipated timeline or at all. See Note 20 “Subsequent Events” for additional information.

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

7.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATIONS

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three and nine months ended June 30, 2026. The $282,000 of proceeds from the sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2025 represents proceeds that were credited to our cash in October 2024 from a sale of properties that closed in late September 2024.

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

During the three and nine months ended June 30, 2026, there were no impairments. During the three and nine months ended June 30, 2025, the Company incurred non-cash impairments for its U.S. operations oil and natural gas properties of $200,000 and $865,000, respectively.

Asset Retirement Obligations

In 2021, the Company entered into an agreement with Canada’s Orphan Well Association (“OWA”), where the Company was required to pay abandonment and reclamation costs for certain properties in advance through two cash deposits, one for abandonment and one for reclamation. Barnwell has provided $975,000 in cumulative cash deposits to the OWA since the program began in the fall of 2021, and any amount remaining after completion of the abandonments was to be refunded to the Company, and then upon commencement of the reclamation program a new deposit was to be made for those estimated costs. To date, the excess deposits that relate to abandonment work have not yet been refunded but have been used to fund the reclamation part of the program and the Company now estimates that a portion of the unused deposit will instead be applied to future reclamation work over the next several years. The estimated current portion of the unused deposit was $170,000 and $173,000 at June 30, 2026 and September 30, 2025, respectively, and is included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets. The non-current portion of the unused deposit of $218,000 along with $92,000 of non-current receivables at June 30, 2026, is included in “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets (September 30, 2025 - $222,000 and $61,000, respectively).

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP
	Three months ended June 30,
	2026	2025	2026	2025
Interest cost	$102,000	$98,000	$26,000	$24,000
Expected return on plan assets	(218,000)	(200,000)	—	—
Amortization of net actuarial gain	(12,000)	—	—	—
Net periodic benefit (income) cost	$(128,000)	$(102,000)	$26,000	$24,000

	Pension Plan		SERP
	Nine months ended June 30,
	2026	2025	2026	2025
Interest cost	$306,000	$293,000	$78,000	$71,000
Expected return on plan assets	(653,000)	(600,000)	—	—
Amortization of net actuarial gain	(37,000)	—	—	—
Net periodic benefit (income) cost	$(384,000)	$(307,000)	$78,000	$71,000

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

A portion of the Pension Plan’s investments is in publicly traded stocks, one of which is Barnwell’s common stock. At June 30, 2026 and September 30, 2025, the Pension Plan held 676,296 and 666,077 shares, respectively, of Barnwell common stock (see Note 18 for additional details).

9.    INCOME TAXES

The components of loss from continuing operations before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
United States	$(458,000)	$(1,402,000)	$(2,086,000)	$(4,075,000)
Canada	126,000	(182,000)	(890,000)	(476,000)
	$(332,000)	$(1,584,000)	$(2,976,000)	$(4,551,000)

The components of the income tax (benefit) provision from continuing operations are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Current	$108,000	$(17,000)	$40,000	$186,000
Deferred	—	(17,000)	—	(51,000)
	$108,000	$(34,000)	$40,000	$135,000

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

10.    SEGMENT INFORMATION

As disclosed in Note 3 “Discontinued Operations,” on March 14, 2025, the Company completed the sale of Water Resources, which represented the Company’s contract drilling segment. The financial results of the Company’s contract drilling business have been presented as discontinued operations and therefore are excluded from segment reporting. Accordingly, Barnwell’s continuing operations include the following two principal business segments:

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

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenues:
Oil and natural gas	$3,341,000	$3,153,000	$8,454,000	$10,593,000
Land investment	—	—	70,000	—
Other	26,000	25,000	71,000	58,000
Total before interest income	3,367,000	3,178,000	8,595,000	10,651,000
Interest income	12,000	14,000	65,000	44,000
Total revenues	$3,379,000	$3,192,000	$8,660,000	$10,695,000
Cost and expenses:
Oil and natural gas	$2,038,000	$2,082,000	$5,952,000	$6,564,000
Depletion, depreciation, and amortization:
Oil and natural gas	$546,000	$844,000	$1,690,000	$2,501,000
Other	—	—	9,000	1,000
Total depletion, depreciation, and amortization	$546,000	$844,000	$1,699,000	$2,502,000
Impairment:
Oil and natural gas	$—	$200,000	$—	$865,000
Operating profit (before general and administrative expenses):
Oil and natural gas	$757,000	$27,000	$812,000	$663,000
Land investment	—	—	70,000	—
Other	26,000	25,000	62,000	57,000
Total operating profit	783,000	52,000	944,000	720,000
Equity in income of affiliates:
Land investment	376,000	—	714,000	—
General and administrative expenses	(1,409,000)	(1,868,000)	(4,546,000)	(5,193,000)
Foreign currency gain (loss)	(56,000)	219,000	(67,000)	(122,000)
Interest expense	(1,000)	(4,000)	(1,000)	(5,000)
Interest income	12,000	14,000	65,000	44,000
Loss from continuing operations before income taxes	$(295,000)	$(1,587,000)	$(2,891,000)	$(4,556,000)

Capital Expenditures:

	Nine months ended June 30,
	2026	2025
Oil and natural gas	$19,000	$2,704,000
Other	—	—
Total	$19,000	$2,704,000

    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 7 for additional details).

Assets By Segment:

	June 30, 2026	September 30, 2025
Oil and natural gas (1)
Canada	$7,904,000	$11,118,000
Other:
Cash and cash equivalents	4,467,000	2,886,000
Asset for retirement benefits	6,312,000	5,928,000
Corporate and other	2,806,000	880,000
Total	$21,489,000	$20,812,000
______________
(1)          Primarily located in the province of Alberta, Canada.

Long-Lived Assets By Geographic Area:

	June 30, 2026	September 30, 2025
United States	$6,703,000	$5,965,000
Canada	8,300,000	9,617,000
Total	$15,003,000	$15,582,000

Revenue By Geographic Area:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
United States	$—	$347,000	$70,000	$1,078,000
Canada	3,367,000	2,831,000	8,525,000	9,573,000
Total (before interest income)	$3,367,000	$3,178,000	$8,595,000	$10,651,000

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition based upon continuing operations for the three and nine months ended June 30, 2026 and 2025.

	Three months ended June 30, 2026
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$2,574,000	$—	$—	$2,574,000
Natural gas	435,000	—	—	435,000
Natural gas liquids	332,000	—	—	332,000
Other	—	—	26,000	26,000
Total revenues before interest income	$3,341,000	$—	$26,000	$3,367,000
Geographical regions:
United States	$—	$—	$—	$—
Canada	3,341,000	—	26,000	3,367,000
Total revenues before interest income	$3,341,000	$—	$26,000	$3,367,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,341,000	$—	$26,000	$3,367,000

	Three months ended June 30, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$2,360,000	$—	$—	$2,360,000
Natural gas	430,000	—	—	430,000
Natural gas liquids	363,000	—	—	363,000
Other	—	—	25,000	25,000
Total revenues before interest income	$3,153,000	$—	$25,000	$3,178,000
Geographical regions:
United States	$347,000	$—	$—	$347,000
Canada	2,806,000	—	25,000	2,831,000
Total revenues before interest income	$3,153,000	$—	$25,000	$3,178,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,153,000	$—	$25,000	$3,178,000

	Nine months ended June 30, 2026
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$6,260,000	$—	$—	$6,260,000
Natural gas	1,375,000	—	—	1,375,000
Natural gas liquids	819,000	—	—	819,000
Other	—	70,000	71,000	141,000
Total revenues before interest income	$8,454,000	$70,000	$71,000	$8,595,000
Geographical regions:
United States	$—	$70,000	$—	$70,000
Canada	8,454,000	—	71,000	8,525,000
Total revenues before interest income	$8,454,000	$70,000	$71,000	$8,595,000
Timing of revenue recognition:
Goods transferred at a point in time	$8,454,000	$70,000	$71,000	$8,595,000

	Nine months ended June 30, 2025
	Oil and natural gas	Land investment	Other	Total
Revenue streams:
Oil	$8,104,000	$—	$—	$8,104,000
Natural gas	1,267,000	—	—	1,267,000
Natural gas liquids	1,222,000	—	—	1,222,000
Contingent residual payments	—	—	—	—
Other	—	—	58,000	58,000
Total revenues before interest income	$10,593,000	$—	$58,000	$10,651,000
Geographical regions:
United States	$1,078,000	$—	$—	$1,078,000
Canada	9,515,000	—	58,000	9,573,000
Total revenues before interest income	$10,593,000	$—	$58,000	$10,651,000
Timing of revenue recognition:
Goods transferred at a point in time	$10,593,000	$—	$58,000	$10,651,000

Contract Balances

    The following table provides the balances of our receivables from contracts with customers which is included in "Accounts and other receivables, net of allowance for credit losses" in the accompanying Condensed Consolidated Balance Sheets.

	June 30, 2026	September 30, 2025
Accounts receivables from contracts with customers	$1,008,000	$913,000

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Foreign currency translation:
Beginning accumulated foreign currency translation	$307,000	$310,000	$295,000	$220,000
Change in cumulative translation adjustment	40,000	(37,000)	52,000	53,000
Net current period other comprehensive income (loss)	40,000	(37,000)	52,000	53,000
Ending accumulated foreign currency translation	347,000	273,000	347,000	273,000
Retirement plans:
Beginning and ending accumulated retirement plans benefit income	2,347,000	1,723,000	2,347,000	1,723,000
Accumulated other comprehensive income, net of taxes	$2,694,000	$1,996,000	$2,694,000	$1,996,000

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

14.                                   DEBT

Insurance Premium Financing

In March 2025, the Company entered into a short-term financing agreement with a third-party to finance the Company’s directors and officers insurance premium in the amount of $183,000, with a term of 11 months and an annual interest rate of 9.4%. The Company made a down payment of $15,000 and was required to make monthly principal and interest payments of $16,000 over the term of the agreement, which was set to mature in February 2026. The insurance premium financing was repaid in full in September 2025. As at June 30, 2026 and September 30, 2025, the Company has no debt.

15.                                   STOCKHOLDERS' EQUITY

Private Placement Offering

On November 24, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), including certain members of the Board of Directors of the Company pursuant to which the Company agreed to issue and sell an aggregate of: (i) 2,221,141 shares of its common stock, and (ii) warrants (the “Common Warrants”) to purchase up to 1,029,104 shares of the Company's common stock (the “Warrant Shares”) in a private placement offering of the Company’s securities (the “Offering”). The directors of the Company participating as Purchasers in the Offering and certain other Purchasers did not receive any Common Warrants. The Offering closed on November 28, 2025 (the “Closing Date”) and the gross proceeds received from the Offering were approximately $2,443,000. Net proceeds from the offering were $2,408,000, with $35,000 issuance costs incurred to register for resale such common stock and Warrant Shares.

The price of the shares of common stock sold in the private placement was $1.10 per share. The Common Warrants have an exercise price of $1.65 per share, can be exercised starting one hundred eighty (180) days following the date of closing of the Offering (the “Initial Exercise Date”) and will be exercisable for three years following the Initial Exercise Date. The Company estimated the fair value of a Common Warrant on the grant date to be $0.30, totaling an aggregate of $309,000, using a Black-Scholes model. The Company allocated $4,000 of issuance costs to the Common Warrants, resulting in a net Common Warrant value of $305,000.

In connection with the transaction, and conditioned upon the closing of the Offering, one of the Purchasers, Mr. Bradley L. Radoff, had the right to appoint a director to the Company’s board of directors (the "Board"). Accordingly, the Company has appointed Mr. Radoff’s designee, Mr. Joshua E. Schechter, to the Board, effective November 28, 2025, to serve until the Company’s next annual meeting of stockholders.

The Company filed a registration statement on Form S-3 (File No. 333-292684) with the Securities and Exchange Commission (the "SEC") on January 12, 2026 ("January 2026 Registration Statement"), which was declared effective on January 30, 2026. The registration statement includes a resale prospectus covering up to 3,250,245 shares of the Company’s common stock issued or issuable pursuant to the Securities Purchase Agreement, consisting of 2,221,141 shares of common stock and up to 1,029,104 Warrant Shares, which may be offered from time to time by the selling stockholders named therein.

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

On April 9, 2026, pursuant to SEC Rule 424(b)(5), the Company filed a prospectus supplement amending and supplementing its prospectus supplement dated January 30, 2026 under Form S-3. This prospectus supplement increased the limit on the issuance and sales of securities under its Sales Agreement with the Sales Agent to $4,298,000.

During the three months ended June 30, 2026, the Company issued and sold an aggregate of 884,093 shares under the Sales Agreement. Gross proceeds totaled $1,164,000, reflecting an average gross sales price of $1.32 per share. Net proceeds totaled $1,017,000, with $29,000 in commissions and $118,000 in fees associated with issuance costs, including legal and accounting costs.

During the nine months ended June 30, 2026, the Company issued and sold an aggregate of 1,810,496 shares under the Sales Agreement. Gross proceeds totaled $2,297,000, reflecting an average gross sales price of $1.27 per share. Net proceeds totaled $1,973,000, with $57,000 in commissions and $267,000 in fees associated with issuance costs, including legal and accounting costs.

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

Stock Options

On October 27, 2025, the Board of the Company issued 185,000 incentive stock options to Mr. Patman, dated, and effective, as of October 27, 2025 under the Employment Agreement, vesting according to the following schedule: 34% of the total on October 27, 2026; 33% of the total on October 27, 2027; and 33% of the total on October 27, 2028. The stock option has a term of ten years and an exercise price of $1.21 per share (the closing price of the Company’s common stock on October 27, 2025).

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

The following table summarizes Barnwell’s equity-classified stock options activity from October 1, 2025 through June 30, 2026:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2025	415,000	$3.38
Granted	185,000	1.21
Exercised	—	—
Expired/Forfeited	(160,000)	3.45
Outstanding at June 30, 2026	440,000	$2.44	6.6	$—
Exercisable at June 30, 2026	255,000	$3.33	4.6	$—

Compensation cost for stock option awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. During the three and nine months ended June 30, 2026, the Company recognized share-based compensation expense related to stock options of $21,000 and $56,000, respectively. There was no share-based compensation expense related to stock options during the three and nine months ended June 30, 2025. The remaining unrecognized compensation cost related to stock options as of June 30, 2026 was $78,000 (nil - September 30, 2025).

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
The following table summarizes Barnwell’s restricted stock unit activity from October 1, 2025 through June 30, 2026:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2025	154,174	$2.07
Granted	363,441	1.22
Vested	(79,500)	1.66
Forfeited	—	—
Nonvested at June 30, 2026	438,115	$1.44

Compensation cost for restricted stock unit awards is measured at fair value and is recognized as an expense over the requisite service period. During the three and nine months ended June 30, 2026, the Company recognized share-based compensation expense related to restricted stock units of $104,000 and $291,000, respectively. During the three and nine months ended June 30, 2025, the Company recognized share-based compensation expense related to restricted stock units of $18,000 and $147,000, respectively. As of June 30, 2026, the total remaining unrecognized compensation cost related to nonvested restricted stock units was $303,000, which is expected to be recognized over the weighted-average remaining requisite service period of 1.1 years.

Limited-Duration Shareholder Rights Plan

On January 26, 2026, the Company’s then-existing shareholder rights plan expired in accordance with its terms.

As of January 30, 2026, the Company adopted a new shareholder rights plan (“Rights Plan”) by entering into a Rights Agreement (the “Rights Agreement”), dated as of January 30, 2026, between the Company and Broadridge Corporate Issuer Solutions, LLC, as rights agent. Pursuant to the Rights Plan, the Board authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock, payable to holders of record as of the close of business on February 13, 2026.

Under the Rights Agreement, each outstanding share of common stock carries one preferred share purchase right. Subject to certain exceptions, the Rights become exercisable if a person or group acquires beneficial ownership of 20% or more of the Company’s outstanding common stock. Shareholders who beneficially owned 20% or more of the Company’s outstanding common stock as of the adoption date of the Rights Plan will not trigger the Rights Plan unless they acquire beneficial ownership of additional shares representing more than 0.25% of the Company’s outstanding common stock, subject to certain exceptions. The Rights Plan expired on July 29, 2026.

The preceding description of the Rights Agreement is qualified in its entirety by reference to the full text of the Rights Agreement, a copy of which has been filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K that was filed with the SEC on January 30, 2026.

2018 Equity Incentive Plan

On June 29, 2026 Barnwell’s stockholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the "2018 Plan") to increase the total number of shares of stock authorized for awards granted under the 2018 Plan from 1,600,000 to 3,080,000 shares, in addition to other amendments.

16.    CONTINGENCIES

Legal and Regulatory Matters

Barnwell is routinely involved in disputes with third parties that occasionally require litigation. In addition, Barnwell is required to maintain compliance with all current governmental controls and regulations in the ordinary course of business. Barnwell’s management is not aware of any claims or litigation involving Barnwell that are likely to have a material adverse effect on its results of operations, financial position or liquidity. In this connection, the shareholder consent solicitation and proxy contest litigation previously disclosed by Barnwell was resolved in the Company's favor in May 2025, and there was no appeal.

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,000	$—
Income taxes, net of refunds	$54,000	$148,000
Supplemental disclosure of non-cash financing activities:
Prepaid insurance funded directly by short-term premium financing borrowing	$—	$168,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $137,000 and $2,187,000 during the nine months ended June 30, 2026 and 2025, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased nil and $164,000 during the nine months ended June 30, 2026 and 2025, respectively.

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

Barnwell Pension Plan

Effective June 2025, the Pension Plan owned more than 5% of the Company's common shares outstanding. On July 3, 2025, the Barnwell Industries, Inc. Employees’ Pension Plan Trust filed a Schedule 13D with the Securities and Exchange Commission, reporting beneficial ownership of 520,350 shares of Barnwell common stock representing more than 5% of the Company’s common shares outstanding. As of September 30, 2025, the Pension Plan held 666,077 shares of Barnwell common stock. As of June 30, 2026, the Pension Plan held 676,296 shares of Barnwell common stock. All the shares purchased by the Pension Plan were made on the open market through a brokerage account.

Account payable - related parties

During fiscal year 2025, a Special Committee of the Board of the Company engaged Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”) to provide legal services related to various governance matters, including proxy and consent solicitations and related litigation involving a significant stockholder. A partner of Skadden who advised the Company is the brother of a member of the Board.

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

At June 30, 2026, the Company had nil of accounts payable due to Skadden. At September 30, 2025, the Company had $246,000 of accounts payable due to Skadden, which is classified as "Accounts payable - related party" in the accompanying Condensed Consolidated Balance Sheets.

19.                           REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified certain errors in its previously issued September 30, 2025 consolidated balance sheet related to the presentation and disclosure of legal fees related to various governance matters, including proxy and consent solicitations and related litigation involving a significant stockholder. A partner of Skadden engaged by the Company was an immediate family member of a member of the Board.

Management evaluated these errors in accordance with SEC Staff Accounting Bulletin Number 99, Materiality (“SAB 99”), which is since codified in Accounting Standards Codification 250, Accounting Changes and Error Corrections (“ASC 250”).

The Company performed a quantitative and qualitative assessment of the errors and determined that the errors did not have a material impact to previously issued financial statements. These amounts were fully recognized as legal expenses in the Company’s consolidated statements of operations in the periods in which the services were rendered. The identified matter relates solely to the classification of the related-party payable on the balance sheets and statements of cash flows and the omission of related‑party disclosure in previously issued financial statements. Management noted that the presentation and disclosure errors identified resulted in a net zero impact to total operating costs and expenses, income from operations, or net income. Therefore, these immaterial errors have been corrected in the current period in accordance with the guidance under SAB 99 and ASC 250.

The unaudited condensed balance sheet at September 30, 2025 has been revised to correct the errors described above in accordance with SEC SAB Topic 1.M, as codified in ASC 250.

20.                           SUBSEQUENT EVENTS
On July 29, 2026, the Company's Limited-Duration Shareholder Rights Plan expired.

On July 31, 2026, BHP and Kaupulehu Developments entered into a Purchase and Sale Agreement with Mr. David Johnston to sell substantially all of the Company’s remaining Hawaii real estate-related interests, including BHP’s interests in KKM and KD Kona and Kaupulehu Developments’ rights in KD II and Increment II, for an aggregate purchase price of $1,770,000 in cash, subject to customary closing conditions expected to be satisfied on or before September 15, 2026. See Note 6 “Investments” for additional information regarding this transaction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s 2025 Annual Report. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties and the calculation of our income taxes, all of which are discussed in our 2025 Annual Report. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2026. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Accordingly, Barnwell’s continuing operations are engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment) and 2) leasehold land interests in Hawaii (land investment segment).

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

The Kukio Resort Land Development Partnerships have remaining Increment I obligations to complete project amenities, infrastructure, beautification, and restoration of certain areas and therefore has yet to fully recognize its deferred profit on the Increment I project as a whole. The Increment I deferred profit at June 30, 2026 for the Kukio Resort Land Development Partnerships as a whole was approximately $2,600,000; the recognition of which is dependent upon the completion of the Increment I obligations. The Kukio Resort Land Development Partnerships have accrued estimated costs of these obligations of approximately $1,600,000. The Kukio Resort Land Development Partnerships currently appears to have the ability to fund those obligations but there are no assurances that they can ultimately do so in the future if unforeseen events occur. The Kukio Resort Land Development Partnerships will recognize the Increment I deferred revenue and costs of sales on a percentage completion basis as the cash outlays to complete the remaining project obligations are made. The Kukio Resort Land Development Partnerships’ deferred profit and accrued costs to complete are not reflected in Barnwell’s Condensed Consolidated Balance Sheets as we account for our investment in the Kukio Resort Land Development Partnerships under the equity method of accounting. No percentage of sales payments will be earned by Barnwell on any future recognition of Increment I deferred profit as such payments were already fully earned and received based on cash received by the Kukio Resort Land Development Partnerships as the Increment I lots were sold.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease expired by its terms in December 2025.

•Contracts to Sell Interests in Increment II

◦In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000. The purchaser paid an initial $70,000 which was recognized as revenue during the nine months ended June 30, 2026. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions. Because the agreement is subject to substantive contingencies and closing conditions that have not been satisfied, the criteria for revenue recognition under ASC 606 have not been met. Accordingly, no additional revenue has been recognized in the financial statements.

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

On July 31, 2026, BHP and Kaupulehu Developments entered into a Purchase and Sale Agreement with Mr. David Johnston to sell substantially all of the Company’s remaining Hawaii real estate-related interests, including BHP’s 34.45% limited partner interest in KKM, BHP’s 75% general partner interest in KD Kona, and Kaupulehu Developments’ rights in KD II, Increment II, and the Agreement to Terminate Project Rights described above, for an aggregate purchase price of $1,770,000 in cash. Closing is expected to occur on or before September 15, 2026, subject to customary closing conditions, and, if consummated, the Company expects the transaction to result in a complete exit from all of its known remaining Hawaii real estate-related interests, subject to minimal administrative winding up activities. There can be no assurance that the closing will occur on the anticipated timeline or at all. See Note 6 “Investments” and Note 20 “Subsequent Events” to the Condensed Consolidated Financial Statements (unaudited) included in this report for additional information.

Results of Operations

Summary of Results From Continuing Operations

The net loss from continuing operations attributable to Barnwell was $440,000 for the three months ended June 30, 2026, compared with a net loss from continuing operations attributable to Barnwell of $1,550,000 for the three months ended June 30, 2025, representing an improvement of $1,110,000. The improvement in results was primarily attributable to:

•Oil and Natural Gas Segment
Operating results from the oil and natural gas segment improved by $730,000 for the three months ended June 30, 2026 compared with the prior year period. This increase was primarily due to:
◦A $188,000 increase in oil and natural gas revenues;
◦A $298,000 decrease in oil and natural gas depletion expense;
◦A $44,000 decrease in the oil and natural gas operating expenses; and
◦A $200,000 reduction in impairment.

The increase in oil and natural gas revenues was primarily driven by higher commodity prices, partially offset by lower production volumes. The decrease in net production resulted primarily from Barnwell's disposition of its U.S. oil and natural gas assets on August 8, 2025 and the sale of its interest in certain Canadian oil and natural gas properties on August 28, 2025. In addition, natural production declines from wells in the Company's Twining area lowered production volumes.

For the three months ended June 30, 2025, the U.S. oil and natural gas assets that were subsequently sold contributed oil and natural gas revenues of $347,000, oil and natural gas operating expenses of $129,000, depletion expense of $99,000 and impairments of $200,000. The interest of certain oil and natural gas properties in Canada that were sold contributed oil and natural gas revenues of $89,000, oil and natural gas operating expenses of $39,000, and depletion expense of $26,000.

•General and Administrative Expenses
General and administrative expenses decreased by $459,000 for the three months ended June 30, 2026 compared with the prior-year period. The decrease was primarily attributable to: $759,000 reduction in professional service fees, largely reflecting lower legal, proxy solicitation, proxy advisory and public relations costs associated with the shareholder consent solicitation and proxy contest in the prior year period; $59,000 decrease in shareholder-related expenses; $39,000 decrease in office expenses, primarily related to the closure of the Company's Hawaii office on January 31, 2026; and a $21,000 decrease in expenses associated with the Pension Plan and Supplemental Executive Retirement Plan.

These decreases were offset by a $107,000 increase in share-based compensation, a $34,000 increase in directors' fees, and a $348,000 insurance recovery that was recognized in the prior-year period.

The remaining decrease in general and administrative expenses was attributable to the Company's ongoing cost-savings initiatives.

•Other Factors
Results also benefited from a $376,000 increase in equity in income from affiliates and a $40,000 increase in net income attributable to non-controlling interest, all of which related to Barnwell's land investment segment activities.

These favorable factors were partially offset by:

A $275,000 unfavorable change in foreign currency impacts. The Company recorded a foreign currency loss of $56,000 during the current period, compared with a foreign currency gain of $219,000 during the prior-year period, due to exchange rate fluctuations affecting intercompany loans and advances denominated in Canadian dollars.

The net loss from continuing operations attributable to Barnwell was $3,016,000 for the nine months ended June 30, 2026, compared with a net loss from continuing operations attributable to Barnwell of $4,686,000 for the nine months ended June 30, 2025, representing an improvement of $1,670,000. The improvement in results was primarily attributable to:

•Oil and Natural Gas Segment
Operating results from the oil and natural gas segment improved by $149,000 for the nine months ended June 30, 2026 compared with the prior-year period. The increase was primarily due to:
•A $612,000 decrease in oil and natural gas operating expenses;
•A $811,000 decrease in oil and natural gas depletion expense;
•A $865,000 decrease in impairment; offset by
•A $2,139,000 decrease in oil and natural gas revenues.

The decrease in oil and natural gas revenues, oil and natural gas operating expenses and depletion expense was due to lower production volumes resulting from Barnwell's disposition of its U.S. oil and natural gas assets on August 8, 2025, the sale of its interest in certain Canadian oil and natural gas properties on August 28, 2025, and natural production declines from wells in the Company's Twining area.

For the nine months ended June 30, 2025, the U.S. oil and natural gas assets that were subsequently sold contributed oil and natural gas revenues of $1,078,000, oil and natural gas operating expenses of $389,000, depletion expense of $324,000 and impairments of $865,000. The interest of certain oil and natural gas properties in Canada that were sold contributed oil and natural gas revenues of $254,000, oil and natural gas operating expenses of $174,000, and depletion expense of $76,000 during the same period.

The impact of lower production volumes was partially offset by higher realized commodity prices during the nine months ended June 30, 2026.

•General and Administrative Expenses
General and administrative expenses decreased by $647,000 for the nine months ended June 30, 2026 compared with the prior-year period. The decrease was primarily due to a $1,126,000 reduction in professional service fees largely reflecting lower legal, proxy solicitation, proxy advisory and public relations costs associated with the shareholder consent solicitation and proxy contest in the prior year period, net of insurance recoveries, a $43,000 decrease in office expenses, primarily related to the closure of the Company's Hawaii office on January 31, 2026, and a $38,000 decrease in shareholder-related expenses.

These decreases were partially offset by $225,000 higher salaries and wages due to bonuses and retirement payments related to the Hawaii office closure on January 31, 2026, a $200,000 increase in share-based compensation, a $63,000 increase in director's expense, $72,000 increase in expenses associated with the Pension Plan and Supplemental Executive Retirement Plan, and $45,000 increase in travel and entertainment expenses.

The remaining decrease in general and administrative expenses was attributable to the Company's ongoing cost-savings initiatives.

•Other Factors
Results also benefited from a $714,000 increase in equity in income from affiliates, a $90,000 increase in net income attributable to non-controlling interests, and a $70,000 increase in land investment segment operating results, before non-controlling interests’ share of such profits, primarily due to the Kukio Resort Land Development Partnerships' sale of two lots in the current year period, compared with no lots sold in the prior year period.

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

Based on average exchange rates, the Canadian dollar averaged approximately the same value relative to the U.S. dollar during the three months ended June 30, 2026 and strengthened 2% during the nine months ended June 30, 2026, compared with the corresponding periods of the prior year. Based on period-end exchange rates, as of June 30, 2026, the Canadian dollar had weakened 2% relative to the U.S. dollar compared with September 30, 2025.

Because Barnwell has subsidiaries that operate in Canada and use the Canadian dollar as their functional currency, changes in exchange rates affect the translation of those subsidiaries' financial statements into U.S. dollars. As a result, the Company's reported assets, liabilities, stockholders’ equity, revenues and expenses are impacted by fluctuations in the Canadian-U.S. dollar exchange rate.

Translation adjustments are recorded in accumulated other comprehensive income (loss) and are not included in net earnings (loss). For the three months ended June 30, 2026, other comprehensive income related to foreign currency translation adjustments, net of taxes, was $40,000, compared with other comprehensive loss of $37,000 for the same period in the prior year, an increase of $77,000. For the nine months ended June 30, 2026, other comprehensive income related to foreign currency translation adjustments, net of taxes, was $52,000, compared with $53,000 for the same period in prior year, a $1,000 decrease.

No income tax expense or benefit was recognized on foreign currency translation adjustments during the three and nine months ended June 30, 2026 or 2025 because the related deferred tax assets remain subject to a full valuation allowance.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2026	2025	$	%
Natural Gas (Mcf)*	$1.58	$1.39	$0.19	14%
Oil (Bbls)**	$81.13	$55.78	$25.35	45%
Natural gas liquids (Bbls)**	$47.43	$25.93	$21.50	83%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2026	2025	$	%
Natural Gas (Mcf)*	$1.81	$1.42	$0.39	27%
Oil (Bbls)**	$62.77	$60.99	$1.78	3%
Natural gas liquids (Bbls)**	$32.75	$28.44	$4.31	15%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2026	2025	Units	%
Natural Gas (Mcf)*	260,000	290,000	(30,000)	(10%)
Oil (Bbls)**	32,000	42,000	(10,000)	(24%)
Natural gas liquids (Bbls)**	7,000	14,000	(7,000)	(50%)
Total Net Production (BOE)***	82,000	104,000	(22,000)	(21%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2026	2025	Units	%
Natural Gas (Mcf)*	721,000	841,000	(120,000)	(14%)
Oil (Bbls)**	99,000	133,000	(34,000)	(26%)
Natural gas liquids (Bbls)**	25,000	43,000	(18,000)	(42%)
Total Net Production (BOE)***	244,000	316,000	(72,000)	(23%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons
***     BOE = barrels of oil equivalent, using a conversion rate of 1 bbl : 6 mcf

The oil and natural gas segment generated operating profit before general and administrative expenses of $757,000 for the three months ended June 30, 2026, compared with $27,000 for the corresponding prior-year period, an increase of $730,000. The improvement in operating results was primarily attributable to:

•A $188,000 increase in oil and natural gas revenues;
•A $44,000 decrease in the oil and natural gas operating expenses;
•A $298,000 decrease in oil and natural gas depletion expense; and
•A $200,000 decrease in impairment.

The increase in oil and natural gas revenues was primarily driven by higher realized commodity prices, partially offset by lower production volumes.

Average realized commodity prices increased by 45% for oil, 14% for natural gas, and 83% for natural gas liquids ("NGLs") compared to the prior-year period, driven by increases in the underlying benchmark prices.

These increases were partially offset by production decreases of 24% for oil, 10% for natural gas and 50% for NGLs. Production volumes declined as a result of the sale of Barnwell's U.S. oil and natural gas assets on August 8, 2025, the sale of Barnwell's interest in certain oil and natural gas properties in Canada on August 28, 2025, and natural production declines in Barnwell's Twining-area wells. The U.S. oil and natural gas assets sold on August 8, 2025 contributed net production of 14,000 BOE in the three months ended June 30, 2025. The interest in certain oil and natural gas properties in Canada sold on August 28, 2025 contributed net production of 4,000 BOE in the three months ended June 30, 2025.

The U.S. oil and natural gas assets sold on August 8, 2025 contributed oil and natural gas revenues of $347,000, oil and natural gas operating expenses of $129,000, depletion expense of $99,000 and impairments of $200,000 during the three months ended June 30, 2025. The interest in certain oil and natural gas properties in Canada sold on August 28, 2025 contributed oil and natural gas revenues of $89,000, oil and natural gas operating expenses of $39,000, and depletion expense of $26,000 during the same period.

The oil and natural gas segment generated operating profit before general and administrative expenses of $812,000 for the nine months ended June 30, 2026, compared with $663,000 for the corresponding prior-year period, an increase of $149,000. The improvement in operating results is primarily attributable to the following favorable factors:
•A $612,000 decrease in oil and natural gas operating expenses;
•A $811,000 decrease in oil and natural gas depletion expense; and
•A $865,000 decrease in impairment.

These favorable factors were partially offset by a $2,139,000 decrease in oil and natural gas revenues. The decrease in oil and natural gas revenues was primarily driven by lower production volumes, partially offset by higher realized commodity prices.

Production decreased 26% for oil, 14% for natural gas and 42% for NGLs. Production volumes declined as a result of the sale of Barnwell's U.S. oil and natural gas assets on August 8, 2025, the sale of Barnwell's interest in certain oil and natural gas properties in Canada on August 28, 2025, and natural production declines in Barnwell's Twining-area wells. The U.S. oil and natural gas assets sold on August 8, 2025 contributed net production of 43,000 BOE in the three months ended June 30, 2025. The interest in certain oil and natural gas properties in Canada sold on August 28, 2025 contributed net production of 10,000 BOE in the three months ended June 30, 2025.

These decreases were partially offset by realized commodity prices increases of 3% for oil, 27% for natural gas, and 15% for NGLs compared to the prior-year period, driven by increases in the underlying benchmark prices.

The U.S. oil and natural gas assets sold on August 8, 2025 contributed oil and natural gas revenues of $1,078,000, oil and natural gas operating expenses of $389,000, depletion expense of $324,000 and impairments of $865,000 during the nine months ended June 30, 2025. The interest in certain oil and natural gas properties in Canada sold on August 28, 2025 contributed oil and natural gas revenues of $254,000, oil and natural gas operating expenses of $174,000, and depletion expense of $76,000 during the same period.

The following table sets forth Barnwell’s oil and natural gas segment operating profit before general and administrative expenses by geographic location:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Operating profit (loss) (before general and administrative expenses)
Canada	$757,000	$108,000	$812,000	$1,163,000
United States (1)	—	(81,000)	—	(500,000)
Total operating profit	$757,000	$27,000	$812,000	$663,000
________________________

(1)          The operating loss for the United States for the three and nine months ended June 30, 2025 includes non-cash impairments of $200,000 and $865,000, respectively.

Oil and natural gas revenues increased $188,000 (6%) and decreased $2,139,000 (20%) for the three and nine months ended June 30, 2026, respectively, as compared with the corresponding prior-year periods. The changes were attributable to the factors discussed above.

In February 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas it sold during the period from April 1, 2025 to October 31, 2025 to a fixed index price before differentials of $1.95 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract was equivalent to approximately 37% and 27% of Canadian natural gas gross production per day for the three and nine months ended June 30, 2026.

Additionally, in September 2025, the Company amended the sales price on 1,583 gross Mcf per day of the Canadian natural gas it will sell during the period from November 1, 2025 to March 31, 2026 to a fixed index price before differentials of $3.03 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from November 1, 2025 to March 31, 2026, is equivalent to approximately 55% and 40% of Canadian natural gas gross production per day for the three and nine months ended June 30, 2026. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In November 2025, the Company amended certain of its Canadian purchase and sales contracts to change the sales price on 1,055 gross Mcf per day of the Canadian natural gas that it sold during the period from April 1, 2026 to October 31, 2026 to a fixed index price before differentials of $2.94 Canadian dollars per Mcf, with remaining volumes continuing to be sold at spot prices. This per day volume of natural gas under this fixed index price contract that will affect the period from April 1, 2026 to October 31, 2026, is equivalent to approximately 37% and 27% of Canadian natural gas gross production per day for the three and nine months ended June 30, 2026. These natural gas contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In June 2025, the Company amended the sales price on 100 gross barrels per day of the Canadian oil to be sold during the period from July 1, 2025 to December 31, 2025 to a fixed index price before differentials of $70.35 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract affected the period from July 1, 2025 to December 31, 2025, is equivalent to approximately 28% and 18% of Canadian oil gross production per day for the three and nine months ended June 30, 2026.

In January 2026, the Company amended the sales price on 100 gross barrels per day of the Canadian oil to be sold during the period from February 1, 2026 to July 31, 2026 to a fixed index price before differentials of $58.20 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from February 1, 2026 to July 31, 2026, is equivalent to approximately 28% and 18% of Canadian oil gross production per day for the three and nine months ended June 30, 2026. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

In March 2026, the Company amended the sales price on 50 gross barrels per day of the Canadian oil to be sold during the period from April 1, 2026 to June 30, 2026 to a fixed index price before differentials of $89.10 per net barrel, with remaining volumes continuing to be sold at spot prices. This per day volume of oil under this fixed index price contract that will affect the period from April 1, 2026 to June 30, 2026, is equivalent to approximately 14% and 9% of Canadian oil gross production per day for the three and nine months ended June 30, 2026. These oil contracts were eligible for and elected as normal purchase and normal sales exception contracts and were thus excluded from derivative accounting.

Oil and natural gas operating expenses decreased $44,000 (2%) and $612,000 (9%) for the three and nine months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to decreases in production in the current year period due to the sale of the U.S. oil and natural gas properties and the sale of Barnwell's interest in certain oil and natural gas properties in Canada discussed above.

Oil and natural gas segment depletion expense decreased $298,000 (35%) and $811,000 (32%) for the three and nine months ended June 30, 2026, as compared to the same periods in the prior year. The decrease was primarily due to decreases in production in the current year period as compared to the same periods in the prior year. These changes were primarily attributable to the factors discussed above.

On August 8, 2025, Barnwell entered into an agreement with an independent third party to sell all of its working interest in U.S. oil and natural gas assets for a sales price of $2,300,000. The sales price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2025 to the closing date August 8, 2025. The U.S. oil and natural gas assets were located in the states of Texas and Oklahoma and were owned by wholly-owned subsidiaries of Barnwell. Barnwell will no longer own any oil and natural gas assets in the U.S. as a result of this sale. Operating revenues from these U.S. oil and natural gas properties represented 11% and 10% of the total oil and natural gas segment operating revenues for the three and nine months ended June 30, 2025.

Contracts to Sell Interests in Increment II

In November 2025, Kaupulehu Developments entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a partner in Kaupulehu Developments, to surrender any and all remaining rights of Kaupulehu Developments for Increment II for the total consideration of $2,000,000, of which $70,000 was received in the nine months ended June 30, 2026. Additionally, the purchaser has the right to extend the closing by up to two years by making a $70,000 payment in each of the next two years, with those payments applied against the $2,000,000 purchase price. The transaction remains subject to the purchaser's election to proceed and other closing conditions.

Also in November 2025, pursuant to a unit purchase agreement, KDK agreed to sell KDK’s interests in Increment II to Mr. David Johnston for $2,109,000. The unit purchase agreement is subject to due diligence, and there is no certainty that the transaction will close. Furthermore, there is also no assurance on the timing or amounts that the general partner of KDK would distribute upon a closing.

General and Administrative Expenses

General and administrative expenses decreased $459,000 (25%) for the three months ended June 30, 2026 as compared with the prior-year period. The decrease was primarily attributable to: $759,000 reduction in professional service fees, largely reflecting lower legal, proxy solicitation, proxy advisory and public relations costs associated with the shareholder consent solicitation and proxy contest in the prior year period; $59,000 decrease in shareholder-related expenses; $39,000 decrease in office expenses, primarily related to the closure of the Company's Hawaii office on January 31, 2026; and a $21,000 decrease in expenses associated with the Pension Plan and Supplemental Executive Retirement Plan.

These decreases were offset by a $107,000 increase in share-based compensation, a $34,000 increase in directors' fees, and a $348,000 insurance recovery that was recognized in the prior-year period.

The remaining decrease in general and administrative expenses was attributable to the Company's ongoing cost-savings initiatives.

General and administrative expenses decreased $647,000 (12%) for the nine months ended June 30, 2026 as compared with the prior-year period. The decrease was primarily due to a $1,126,000 reduction in professional service fees largely reflecting lower legal, proxy solicitation, proxy advisory and public relations costs associated with the shareholder consent solicitation and proxy contest in the prior year period, net of insurance recoveries, a $43,000 decrease in office expenses, primarily related to the closure of the Company's Hawaii office on January 31, 2026, and a $38,000 decrease in shareholder-related expenses.

These decreases were partially offset by $225,000 higher salaries and wages due to bonuses and retirement payments related to the Hawaii office closure on January 31, 2026, a $200,000 increase in share-based compensation, a $63,000 increase in director's expense, $72,000 increase in expenses associated with the Pension Plan and Supplemental Executive Retirement Plan, and $45,000 increase in travel and entertainment expenses.

The remaining decrease in general and administrative expenses was attributable to the Company's ongoing cost-savings initiatives.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $298,000 (35%) and $803,000 (32%) for the three and nine months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to decreases in production, as discussed in the “Oil and natural gas” section above.

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

During the three and nine months ended June 30, 2026, the Company had no impairments to oil and natural gas properties.

During the three and nine months ended June 30, 2025, the Company incurred a non-cash impairment on our U.S. oil and natural gas properties of $200,000 and $865,000.

Foreign Currency (Gain) Loss

During the three and nine months ended June 30, 2026, the Company recorded $56,000 and $67,000 in foreign currency losses, respectively, due to the effects of foreign exchange rate changes on intercompany loans and advances as a result of changes in the exchange rate between the U.S. dollar against the Canadian dollar (three and nine months ended June 30, 2025 - $219,000 foreign currency gain and $122,000 foreign currency loss, respectively). The foreign currency losses or gains from intercompany balances are included in our Condensed Consolidated Statements of Operations as the intercompany balances were not considered long-term in nature because management estimates that these intercompany balances will be settled in the future.

Equity in Income of Affiliates

Equity in income of affiliates was $376,000 and $714,000 for the three and nine months ended June 30, 2026. Equity in income of affiliates was nil for the three and nine months ended June 30, 2025.

Cash distributions of nil and $323,000 were received during the three and nine months ended June 30, 2026, respectively. Comparatively, there were no cash distributions received during the three and nine months ended June 30, 2025.

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

During the three months ended March 31, 2026, the Company's share of earnings from the Kukio Resort Land Development Partnerships exceeded distributions received and previously recognized excess distributions. Accordingly, the Company resumed equity-method earnings recognition during the period. For the three and nine months ended June 30, 2026, the Company recognized equity in income of affiliates only to the extent its share of net earnings exceeded cumulative excess distributions recognized during the suspended periods. As a result, $376,000 and $714,000 was recognized as equity in income from affiliates during the three and nine months ended June 30, 2026 (three and nine months ended June 30, 2025 - nil and nil), which resulted in an investment balance of $391,000 as at June 30, 2026 (nil as at September 30, 2025).

Income Taxes

Barnwell’s effective consolidated income tax rate from continuing operations, after adjusting loss from continuing operations before income taxes for non-controlling interests, was 33% and 1% for the three and nine months ended June 30, 2026 as compared to 2% and 3% for the three and nine months ended June 30, 2025.
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

Net earnings attributable to non-controlling interests totaled $37,000 and $85,000 for the three and nine months ended June 30, 2026 as compared to net loss attributable to non-controlling interests of $3,000 and $5,000 for the same periods in the prior year. The changes of $40,000 and $90,000 for the three and nine months were primarily due to the increase in the amount of equity in income of affiliates and percentage of sales revenues received in the current year periods as compared to the same period in the prior year.

Net (Loss) Earnings From Discontinued Operations

Net earnings from discontinued operations was nil during the three and nine months ended June 30, 2026 as compared to net earnings from discontinued operations of nil and $12,000 during the three and nine months ended June 30, 2025.

On March 14, 2025, the Company completed the sale of Water Resources, which represented the Company’s contract drilling segment. The financial results of the Company’s contract drilling business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 “Discontinued Operations” to the Condensed Consolidated Financial Statements (unaudited) included in this report for further discussion and additional disclosures related to discontinued operations.

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

At June 30, 2026, Barnwell had a working capital surplus of $3,070,000. Barnwell’s primary sources of liquidity are cash on hand of $4,467,000 and cash flow generated by our oil and natural gas operations, as cash flow from our land investment segment, if any, are expected to be intermittent and not significant to our liquidity.

Cash Flows From Continuing Operations

Cash flows used in continuing operations totaled $3,099,000 for the nine months ended June 30, 2026, as compared to cash flows used in continuing operations of $1,163,000 for the same period in the prior year. This $1,936,000 decrease in operating cash flows was primarily due to the decrease in changes in current assets and liabilities and spending on asset retirement obligations as part of the Company's abandonment and reclamation initiatives, equity income from affiliates, and retirement plan payments relating to the SERP for retirements in the periods presented.

Cash flows provided by investing activities from continuing operations totaled $354,000 during the nine months ended June 30, 2026, as compared to cash flows used in investing activities from continuing operations of $2,235,000 during the same period of the prior year. This $2,589,000 increase in investing cash flows was due to $2,685,000 lower investments in oil and natural gas properties in the current period compared to the prior period, $323,000 distribution from equity investees received in the current period, and $163,000 in cash divested from the sale of discontinued operations, net of proceeds in the prior year period. These increases were partially offset by a $250,000 dividend received from discontinued operations and $282,000 from the sale of oil and natural gas assets in the prior year period.

Cash flows provided by financing activities from continuing operations totaled $4,346,000 for the nine months ended June 30, 2026, as compared to cash flows used in financing activities from continuing operations of $60,000 for the same period in the prior year. The $4,406,000 increase in financing cash flows was due to the November 24, 2025 private placement of 2,221,141 common shares at $1.10 per share and the At-the-Market Equity Offering Program ("ATM Program") sale of 1,810,496 common shares at an average price of $1.27 per share, which ATM Program began with the sales agreement dated February 25, 2026.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $9,000 and $132,000 for the three and nine months ended June 30, 2026, as compared to $385,000 and $767,000 for the same periods in the prior year.

Oil and Natural Gas Property Dispositions

There were no significant oil and natural gas property dispositions during the three and nine months ended June 30, 2026.

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

On August 28, 2025, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Medicine River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $288,000 in order to, among other things, reflect an economic closing date of September 30, 2025. The final determination of the customary adjustments to the purchase price was completed in the three months ended June 30, 2026 and resulted in a reduction in sales price of $16,000. The proceeds and adjustment were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

As of June 30, 2026, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2026 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

As previously disclosed, during December 2025 and January 2026, Barnwell experienced certain personnel changes within its accounting function in Canada, including one accounting team member taking short-term disability leave and two additional accounting personnel resigning on short notice. These changes occurred concurrently with the previously announced closure of the Honolulu office and the transition of accounting responsibilities to Canada, which temporarily disrupted certain normal accounting workflows.

In response, management promptly implemented mitigation measures, including the engagement of experienced accounting consultants to augment existing financial staff and complete the closing of the quarter ended December 31, 2025, and to support the continued operation of Barnwell’s accounting and financial reporting processes. These consultants possess appropriate technical expertise and experience to perform their assigned responsibilities and one has been integrated into Barnwell’s established control framework. The engagement of these accounting consultants and the related mitigation measures remained in place and continued throughout the quarter ended June 30, 2026, and the continued engagement and integration of these consultants into Barnwell’s control framework constitutes the change in Barnwell’s internal control over financial reporting during the quarter covered by this report.

Other than the continued engagement of supplemental accounting consultants as part of management’s mitigation efforts described above, there were no other changes in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See discussion of legal and regulatory matters in Note 16 “Contingencies” to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

    Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the 2025 Annual Report during the nine months ended June 30, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding purchases of Barnwell common stock by the Barnwell Industries, Inc. Employee's Pension Plan Trust during the three months ended June 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2026	—	—	—	—
May 1-31, 2026	—	—	—	—
June 1-30, 2026	—	—	—	—
Total	0
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.
ITEM 4.    MINE SAFETY DISCLOSURE

    None.

ITEM 5.    OTHER INFORMATION

    During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of July 31, 2026, by and among David Johnston, Kaupulehu Developments, and Barnwell Hawaiian Properties, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026

10.1*	Amendment No. 1 to the Barnwell Industries, Inc. 2018 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________
*       Filed herewith.
**       Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 11, 2026	/s/ Philip F. Patman Jr.
Philip F. Patman, Jr.
Chief Financial Officer, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated as of July 31, 2026, by and among David Johnston, Kaupulehu Developments, and Barnwell Hawaiian Properties, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026

10.1*	Amendment No. 1 to the Barnwell Industries, Inc. 2018 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*       Filed herewith.
**       Furnished herewith.
#       Certain confidential information has been omitted from a portion of this exhibit.